Form 10-Q
period 1995-03-31
PARKER & PARSLEY 83-A LTD
filed 1995-05-10
CIK 743456

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _________ to _________

                   Commission File No. 2-81398A

                    PARKER & PARSLEY 83-A, LTD.
      (Exact name of Registrant as specified in its charter)

            Texas                              75-1891384
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101
             Midland, Texas                         79701
(Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                               Not applicable
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 13 pages.
                      There are no exhibits.

                       PARKER & PARSLEY 83-A, LTD.
                      (A Texas Limited Partnership)
                     PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                              BALANCE SHEETS
                                           March 31,    December 31,
                                             1995           1994
                                         ------------   ------------
                                         (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $122,150 at March 31 and $99,816
  at December 31                         $    122,400   $    100,066
 Accounts receivable - oil and gas sales      160,910        154,457
                                          -----------    -----------
     Total current assets                     283,310        254,523

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    19,216,625     19,215,522
   Accumulated depletion                  (14,219,868)   (14,084,473)
                                          -----------    -----------
     Net oil and gas properties             4,996,757      5,131,049
                                          -----------    -----------
                                         $  5,280,067   $  5,385,572
                                          ===========    ===========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $     65,493   $     52,109
Partners' capital:
 Limited partners (19,505 interests)        4,681,125      4,789,418
 General partners                             533,449        544,045
                                          -----------    -----------
                                            5,214,574      5,333,463
                                          -----------    -----------
                                         $  5,280,067   $  5,385,572
                                          ===========    ===========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 83-A, LTD.
                     (A Texas Limited Partnership)

                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                             Three months ended
                                                  March 31,
                                             1995          1994
                                          ----------    ----------
Revenues:
 Oil and gas sales                        $  380,895    $  325,980
 Interest income                               1,794           868
                                           ---------     ---------
     Total revenues                          382,689       326,848

Costs and expenses:
 Production costs                            225,891       224,024
 General and administrative expenses          12,575        12,679
 Depletion                                   135,395       145,974
 Abandoned property costs                         -          4,110
                                           ---------     ---------
     Total costs and expenses                373,861       386,787
                                           ---------     ---------

Net income (loss)                         $    8,828    $  (59,939)
                                           =========     =========

Allocation of net income (loss):
 General partners                         $   22,741    $    8,190
                                           =========     =========

 Limited partners                         $  (13,913)   $  (68,129)
                                           =========     =========
Net loss per limited partnership
 interest                                 $     (.71)   $    (3.49)
                                           =========     =========
Distributions per limited partnership
 interest                                 $     4.84    $     4.90
                                           =========     =========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 83-A, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)



                               General       Limited
                               partners      partners       Total
                              -----------   -----------   -----------

Balance at January 1, 1994   $   644,718   $ 5,692,338   $ 6,337,056

Distributions                    (27,299)      (95,575)     (122,874)

Net income (loss)                  8,190       (68,129)      (59,939)
                              ----------    ----------    ----------

Balance at March 31, 1994    $   625,609   $ 5,528,634   $ 6,154,243
                              ==========    ==========    ==========


Balance at January 1, 1995   $   544,045   $ 4,789,418   $ 5,333,463

Distributions                    (33,337)      (94,380)     (127,717)

Net income (loss)                 22,741       (13,913)        8,828
                              ----------    ----------    ----------
Balance at March 31, 1995    $   533,449   $ 4,681,125   $ 5,214,574
                              ==========    ==========    ==========










    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 83-A, LTD.
                    (A Texas Limited Partnership)

                       STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                              Three months ended
                                                   March 31,
                                               1995          1994
                                            ----------    ----------
Cash flows from operating activities:
 Net income (loss)                          $    8,828    $  (59,939)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                   135,395       145,974
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable   (6,453)          678
   Increase in accounts payable                 13,384        15,332
                                             ---------     ---------
     Net cash provided by operating
      activities                               151,154       102,045

Cash flows from investing activities:
 Additions to oil and gas properties            (1,103)           -

Cash flows from financing activities:
 Cash distributions to partners               (127,717)     (122,874)
                                             ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                    22,334       (20,829)
Cash and cash equivalents at beginning
 of period                                     100,066       119,491
                                             ---------     ---------
Cash and cash equivalents at end of period  $  122,400    $   98,662
                                             =========     =========




    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                          PARKER & PARSLEY 83-A, LTD.
                         (A Texas Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1995
                                  (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 83-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,894,930, or $353.50 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed July 1, 1983. The Registrant consisted of two general partners at December 31, 1994, Parker & Parsley Development Company ("PPDC") and P&P Employees 83-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner was PPDC and 1,354 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $19,505,000 representing 19,505 interests ($1,000 per interest).

Since its formation, the Registrant has invested $19,961,406 in various prospects that were drilled in Texas. At March 31, 1995, the Registrant had 63 producing oil and gas wells, two wells were dry holes from previous periods, one well was sold in 1992 and three wells were plugged and abandoned due to unprofitable operations; two in 1990 and one in 1993. The Registrant received interests in five additional wells in 1993 due to the Registrant's back-in after payout provision.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $380,895 for the three months ended March 31, 1995 from $325,980 for the same period ended March 31, 1994, an increase of 17%. The increase in revenues primarily resulted from higher average prices received per barrel of oil and mcf of gas during 1995, offset by a 7% decline in barrels of oil produced and sold and a 4% decline in mcf of gas produced and sold. For the three months ended March 31, 1995, 16,493 barrels of oil were sold compared to 17,742 for the same period in 1994, a decrease of 1,249 barrels. For the three months ended March 31, 1995, 51,363 mcf of gas were sold compared to 53,564 for the same period in 1994, a decrease of 2,201 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.91 from $13.17 for the three months ended March 31, 1994 to $17.08 for the same period in 1995 while the average price received per mcf increased from $1.72 for the three months ended March 31, 1994 to $1.93 for the same period ended March 31, 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses decreased to $373,861 for the three months ended March 31, 1995 as compared to $386,787 for the same period in 1994, a decline of $12,926, or 3%. This decrease was attributable to declines in depletion, abandoned property costs and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $225,891 for the three months ended March 31, 1995 and $224,024 for the same period in 1994 resulting in a $1,867 increase. The increase consisted of additional well repair and maintenance costs incurred in an effort to stimulate well production and an increase in severance taxes due to the increase in oil and gas sales, offset by lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased slightly from $12,679 for the three months ended March 31, 1994 to $12,575 for the same period in 1995.

Abandoned property costs were $4,110 for the three months ended March 31, 1994. There were no expenses incurred for the same period in 1995.

Depletion was $135,395 for the three months ended March 31, 1995 compared to $145,974 for the same period in 1994. This represented a decrease in depletion of $10,579, or 7%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,249 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 26,296 barrels, or 4%.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,894,930, or $353.50 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $151,154 during the three months ended March 31, 1995, a 48% increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and declines in abandoned property costs and G&A, offset by an increase in production costs. The increase in oil and gas sales was primarily the result of higher average prices received per barrel of oil and per mcf of gas. The decline in abandoned property costs was due to an absence of abandonment activity during the three months ended March 31, 1995. The decline in G&A was due to less allocated expenses by the managing general partner. The increase in production costs was due to an increase in well repair and maintenance costs incurred in an effort to stimulate production.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1995 was for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $127,717 of which $94,380 was distributed to the limited partners and $33,337 to the general partners. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $122,874 of which $95,575 was distributed to the limited partners and $27,299 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.


                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,894,930, or $353.50 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 83-A, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY 83-A, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner
                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner



Dated:  May 12, 1995        By:  /s/ Steven L. Beal
                                --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President - Finance and
                                     Chief Financial Officer
                                     of PPUSA