Form 10-Q
period 1995-06-30
PARKER & PARSLEY 83-A LTD
filed 1995-08-10
CIK 743456

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-81398A

                     PARKER & PARSLEY 83-A, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-1891384
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 83-A, LTD.
                    (A Texas Limited Partnership)

                   PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

                           BALANCE SHEETS
                                           June 30,    December 31,
                                             1995          1994
                                         -----------   -----------
                                         (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $340,208 at June 30 and $99,816 at
  December 31                            $   340,458   $   100,066
 Accounts receivable - oil and gas sales     123,976       154,457
 Accounts receivable - other                  10,533            -
                                          ----------    ----------
    Total current assets                     474,967       254,523

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                   18,543,654    19,215,522
  Accumulated depletion                  (13,853,967)  (14,084,473)
                                          ----------    ----------
    Net oil and gas properties             4,689,687     5,131,049
                                          ----------    ----------
                                         $ 5,164,654   $ 5,385,572
                                          ==========    ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $    85,569   $    52,109
Partners' capital:
 Limited partners (19,505 interests)       4,546,230     4,789,418
 General partners                            532,855       544,045
                                          ----------    ----------
                                           5,079,085     5,333,463
                                          ----------    ----------
                                         $ 5,164,654   $ 5,385,572
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

                        PARKER & PARSLEY 83-A, LTD.
                       (A Texas Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                          Three months ended        Six months ended
                               June 30,                 June 30,
                           1995        1994         1995        1994
                        ----------  ----------   ----------  ----------
Revenues:
 Oil and gas sales      $  356,986  $  377,191   $  737,881  $  703,171
 Interest income             2,624       1,126        4,418       1,994
 Gain on sale of assets        162          -           162          -
                         ---------   ---------    ---------   ---------
    Total revenues         359,772     378,317      742,461     705,165

Costs and expenses:
 Production costs          213,731     219,013      439,622     443,037
 General and adminis-
  trative expenses          10,710      11,323       23,285      24,002
 Depletion                 116,080     111,523      251,475     257,497
 Abandoned property costs       -           -            -        4,110
                         ---------   ---------    ---------   ---------
    Total costs and
     expenses              340,521     341,859      714,382     728,646
                         ---------   ---------    ---------   ---------
Net income (loss)       $   19,251   $  36,458   $   28,079  $  (23,481)
                         =========   =========    =========   =========
Allocation of net
 income (loss):
  General partners      $   41,016  $   25,845   $   63,757  $   34,035
                         =========   =========    =========   =========
Limited partners        $  (21,765) $   10,613   $  (35,678) $  (57,516)
                         =========   =========    =========   =========
Net income (loss) per
 limited partnership
 interest               $    (1.12) $      .54   $    (1.83) $    (2.95)
                         =========   =========    =========   =========
Distributions per limited
 partnership interest   $     5.80  $     4.31   $    10.64  $     9.21
                         =========   =========    =========   =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 83-A, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)




                              General       Limited
                              partners      partners       Total
                            -----------   -----------   -----------

Balance at January 1, 1994  $   644,718   $ 5,692,338   $ 6,337,056

Distributions                   (55,718)     (179,731)     (235,449)

Net income (loss)                34,035       (57,516)      (23,481)
                             ----------    ----------    ----------
Balance at June 30, 1994    $   623,035   $ 5,455,091   $ 6,078,126
                             ==========    ==========    ==========


Balance at January 1, 1995  $   544,045   $ 4,789,418   $ 5,333,463

Distributions                   (74,947)     (207,510)     (282,457)

Net income (loss)                63,757       (35,678)       28,079
                             ----------    ----------    ----------
Balance at June 30, 1995    $   532,855   $ 4,546,230   $ 5,079,085
                             ==========    ==========    ==========











   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 83-A, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                Six months ended
                                                    June 30,
                                               1995          1994
                                           -----------   -----------
Cash flows from operating activities:
 Net income (loss)                         $    28,079   $   (23,481)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                   251,475       257,497
   Gain on sale of assets                         (162)           -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable    30,481       (37,396)
  Increase in accounts payable                  33,460        32,400
                                            ----------    ----------
     Net cash provided by operating
      activities                               343,333       229,020

Cash flows from investing activities:
 Proceeds from sale of properties              180,619            -
 Additions to oil and gas properties            (1,103)           -
                                            ----------    ----------
     Net cash provided by investing
      activities                               179,516            -

Cash flows from financing activities:
 Cash distributions to partners               (282,457)     (235,449)
                                            ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                              240,392        (6,429)
Cash and cash equivalents at beginning
 of period                                     100,066       119,491
                                            ----------    ----------
Cash and cash equivalents at end of period  $  340,458    $  113,062
                                             =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 83-A, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 1995
                               (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 83-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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

Since its formation, the Registrant invested $19,288,435 in various prospects that were drilled in Texas. At June 30, 1995, the Registrant had 61 producing oil wells; two wells were dry holes from previous periods; three wells were sold, one in 1992 and two in 1995; and three wells were plugged and abandoned due to unprofitable operations, two in 1990 and one in 1993. The Registrant received interests in five additional wells in 1993 due to the Registrant's back-in after payout provision.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $737,881 from $703,171 for the six months ended June 30, 1995 and 1994, respectively, an increase of 5%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by an 11% decrease in barrels of oil produced and sold and a slight decrease in mcf of gas produced and sold. For the six months ended June 30, 1995, 30,747 barrels of oil were sold compared to 34,687 for the same period in 1994, a decrease of 3,940 barrels. For the six months ended June 30, 1995, 110,326 mcf of gas were sold compared to 110,741 for the same period in 1994, a decrease of 415 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.62 from $14.89 for the six months ended June 30, 1994 to $17.51 for the same period in 1995 while the average price received per mcf of gas increased from $1.68 during the six months ended June 30, 1994 to $1.81 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

A gain on sale of assets of $162 was recognized in 1995 resulting from proceeds of $180,619 received from the sale of two wells and a $10,533 receivable due the Registrant for post-closing adjustments from the sale, offset by the write-off of remaining capitalized well costs of $190,990.

Costs and Expenses:

Total costs and expenses decreased to $714,382 for the six months ended June 30, 1995 as compared to $728,646 for the same period in 1994, a decrease of $14,264, or 2%. This decrease was due to declines in production costs, general and administrative expenses ("G&A"), depletion and abandoned property costs.

Production costs were $439,622 for the six months ended June 30, 1995 and $443,037 for the same period in 1994 resulting in a $3,415 decrease. The decrease was primarily due to a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 3% from $24,002 for the six months ended June 30, 1994 to $23,285 for the same period in 1995.

Abandoned property costs were $4,110 for the six months ended June 30, 1994. There were no expenses incurred for the same period in 1995.

Depletion was $251,475 for the six months ended June 30, 1995 compared to $257,497 for the same period in 1994. This represented a decrease in depletion of $6,022, or 2%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 3,940 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.19 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.21 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.71 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,894,930, or $353.50 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $356,986 from $377,191 for the three months ended June 30, 1995 and 1994, respectively, a decrease of 5%. The decrease in revenues resulted from a 16% decrease in barrels of oil produced and sold, offset by an increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas. For the three months ended June 30, 1995, 14,254 barrels of oil were sold compared to 16,945 for the same period in 1994, a decrease of 2,691 barrels. For the three months ended June 30, 1995, 58,964 mcf of gas were sold compared to
57,177 for the same period in 1994, an increase of 1,787 mcf.   The
decrease in oil production was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was due to operational changes on several wells.

The average price received per barrel of oil increased $1.31 from $16.70 for the three months ended June 30, 1994 to $18.01 for the same period in 1995 while the average price received per mcf of gas increased to $1.70 for the three months ended June 30, 1995 from $1.65 in 1994.

Costs and Expenses:

Total costs and expenses decreased to $340,521 for the three months ended June 30, 1995 as compared to $341,859 for the same period in 1994, a decrease of $1,338. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $213,731 for the three months ended June 30, 1995 and $219,013 for the same period in 1994 resulting in a $5,282 decrease, or 2%. The decrease was a result of a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $11,323 for the three months ended June 30, 1994 to $10,710 for the same period in 1995.

Depletion was $116,080 for the three months ended June 30, 1995 compared to $111,523 for the same period in 1994. This represented an increase in depletion of $4,557, or 4%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 2,691 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.19 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.21 per barrel.

A gain on sale of assets of $162 was recognized in 1995 resulting from proceeds of $180,619 received from the sale of two wells and a $10,533 receivable due the Registrant for post-closing adjustments from the sale, offset by the write-off of remaining capitalized well costs of $190,990.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $343,333 during the six months ended June 30, 1995, a $114,313 increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs, G&A and abandoned property costs. The increase in oil and gas sales was due to increases in the average prices received per barrel of oil and mcf of gas, offset by a decline in barrels of oil and mcf of gas produced and sold. The decrease in production costs was due to a decline in well repair and maintenance costs. The decline in G&A was due to less allocated expenses by the managing general partner. Abandoned property costs declined as a result of no abandonment activity during the six months ended June 30, 1995 as compared to the same period in 1994.

Net Cash Provided by Investing Activities

The Registrant's investment activities during the six months ended June 30, 1995 resulted in proceeds received of $180,619 from the sale of two oil and gas wells and expenditures of $1,103 for additions to oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $282,457 of which $207,510 was distributed to the limited partners and $74,947 to the general partners. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $235,449 of which $179,731 was distributed to the limited partners and $55,718 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                       PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,894,930, or $353.50 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 83-A, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 9, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA