Form 10-Q
period 1995-09-30
PARKER & PARSLEY 83-A LTD
filed 1995-11-14
CIK 743456

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1995           1994
                                                            (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
   bearing deposits of $341,784 at September 30
   and $99,816 at December 31                       $    342,034  $    100,066
  Accounts receivable - oil and gas sales                134,068       154,457
  Accounts receivable - other                             51,108            -
                                                     -----------   -----------

        Total current assets                             527,210       254,523

Oil and gas properties - at cost, based on the
  successful efforts accounting method                17,819,592    19,215,522
    Accumulated depletion                            (13,255,427)  (14,084,473)
                                                     -----------   -----------

        Net oil and gas properties                     4,564,165     5,131,049
                                                     -----------   -----------

                                                    $  5,091,375  $  5,385,572
                                                     ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $     91,376  $     52,109

Partners' capital:
  Limited partners (19,505 interests)                  4,472,785     4,789,418
  General partners                                       527,214       544,045
                                                     -----------   -----------

                                                       4,999,999     5,333,463
                                                     -----------   -----------

                                                    $  5,091,375  $  5,385,572
                                                     ===========   ===========






       The financial information included as of September 30, 1995 has been prepared by management without audit by independent independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                              Three months ended         Nine months ended
                                 September 30,              September 30,
                           -----------------------    -------------------------
                              1995         1994          1995          1994
                           ----------   ----------    -----------   -----------

Revenues:
  Oil and gas sales        $  347,593   $  382,750    $ 1,085,474   $ 1,085,921
  Interest income               5,417        1,742          9,835         3,736
  Gain on sale of assets       40,575           -          40,737            -
                            ---------    ---------     ----------    ----------

   Total revenues             393,585      384,492      1,136,046     1,089,657

Costs and expenses:
  Production costs            200,175      206,279        639,797       649,316
  General and administrative
   expenses                    12,231       13,286         35,516        37,288
  Depletion                   125,539      107,122        377,014       364,619
  Abandoned property costs         -            -              -          4,110
                            ---------    ---------     ----------    ----------

   Total costs and expenses   337,945      326,687      1,052,327     1,055,333
                            ----------   ---------     ----------    ----------

Net income                 $   55,640   $   57,805    $    83,719   $    34,324
                            =========    =========     ==========    ==========

Allocation of net income (loss):
  General partners         $   27,660   $   31,033    $    91,417   $    65,068
                            =========    =========     ==========    ==========

  Limited partners         $   27,980   $   26,772    $    (7,698)  $   (30,744)
                            =========    =========     ==========    ==========

Net income (loss) per limited
  partnership interest     $     1.44   $     1.37    $      (.39)  $     (1.58)
                            =========    =========     ==========    ==========

Distributions per limited
  partnership interest     $     5.20   $     5.50    $     15.84   $     14.71
                            =========    =========     ==========    ==========








     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General         Limited
                                    partners        partners         Total


Balance at January 1, 1994        $    644,718    $  5,692,338    $  6,337,056

  Distributions                        (97,409)       (287,008)       (384,417)

  Net income (loss)                     65,068         (30,744)         34,324
                                   -----------         -------     -----------

Balance at September 30, 1994     $    612,377    $  5,374,586    $  5,986,963
                                   ===========       =========     ===========


Balance at January 1, 1995        $    544,045    $  4,789,418    $  5,333,463

  Distributions                       (108,248)       (308,935)       (417,183)

  Net income (loss)                     91,417          (7,698)         83,719
                                   -----------          ------     -----------

Balance at September 30, 1995     $    527,214    $  4,472,785    $  4,999,999
                                   ===========       =========     ===========






    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                           September 30,
                                                        1995         1994

Cash flows from operating activities:

   Net income                                       $   83,719    $   34,324
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                       377,014       364,619
       Gain on sale of assets                          (40,737)           -
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable       20,389       (27,191)
       Increase in accounts payable                     39,267        35,333
                                                     ---------     ---------

        Net cash provided by operating activities      479,652       407,085

Cash flows from investing activities:

   Proceeds from sale of property                      180,619            -
   (Additions) disposals of oil and gas properties      (1,120)           17
                                                     ---------     ---------

        Net cash provided by investing activities      179,499            17

Cash flows from financing activities:

   Cash distributions to partners                     (417,183)     (384,417)
                                                     ---------     ---------

Net increase in cash and cash equivalents              241,968        22,685
Cash and cash equivalents at beginning of period       100,066       119,491
                                                     ---------     ---------

Cash and cash equivalents at end of period          $  342,034    $  142,176
                                                     =========     =========





    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 83-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed July 1, 1983. The Registrant consisted of two general partners at December 31, 1994, Parker & Parsley Development Company ("PPDC") and P&P Employees 83-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner was PPDC and 1,354 limited partners. On January 1, 1995, PPDLP, a Texas limited partnership, became the managing general partner of the Registrant and EMPL, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP's co-general partner is EMPL. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $19,505,000 representing 19,505 interests ($1,000 per interest).

Since its formation, the Registrant invested $19,961,423 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 58 producing oil and gas wells; two wells were dry holes from previous periods; six wells were sold, one in 1992 and five in 1995; and three wells were plugged and abandoned due to unprofitable operations, two in 1990 and one in 1993. The
Registrant received interests in five additional wells in 1993 due to the Registrant's back-in after payout provision.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,085,474 from $1,085,921 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in revenues resulted from a 10% decrease in barrels of oil produced and sold and a 3% decrease in mcf of gas produced and sold, offset by an increase in the average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 46,552 barrels of oil were sold compared to 51,682 for the same period in 1994, a decrease of 5,130 barrels. For the nine months ended September 30, 1995, 164,421 mcf of gas were sold compared to
169,491 for the same period in 1994, a decrease of 5,070 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.52, or 10%, from $15.62 for the nine months ended September 30, 1994 to $17.14 for the same period in 1995 while the average price received per mcf of gas increased 6% from $1.64 for the nine months ended September 30, 1994 to $1.75 for the same period in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain on sale of assets of $40,737 was recognized during the nine months ended September 30, 1995 from the sale of five wells. The gain consisted of proceeds received of $180,619 and proceeds receivable of $10,533 from the sale of two wells, an additional proceeds receivable of $36,880 and a $3,695 receivable due from the sale for post-closing adustments from the sale of three wells, offset by the write-off of remaining capitalized well costs of $190,990.

COSTS AND EXPENSES:

Total costs and expenses decreased to $1,052,327 for the nine months ended September 30, 1995 as compared to $1,055,333 for the same period in 1994, a decrease of $3,006. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and abandoned property costs, offset by an increase in depletion.

Production costs were $639,797 for the nine months ended September 30, 1995 and $649,316 for the same period in 1994 resulting in a $9,519 decrease. The decrease consisted of less well repair and maintenance and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $37,288 for the nine months ended September 30, 1994 to $35,516 for the same period in 1995.

Abandoned property costs were $4,110 for the nine months ended September 30, 1994. There were no expenses incurred for the same period in 1995.

Depletion was $377,014 for the nine months ended September 30, 1995 compared to $364,619 for the same period in 1994. This represented an increase in depletion of $12,395, or 3%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally. Oil production decreased 5,130 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.19 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.21 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.71 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $6,894,930, or $353.50 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $347,593 from $382,750 for the three months ended September 30, 1995 and 1994 respectively, a decrease of 9%. The decrease in revenues resulted from a 7% decrease in barrels of oil produced and sold, an 8% decrease in mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1995, 15,805 barrels of oil were sold compared to 16,995 for the same period in 1994, a decrease of 1,190 barrels. For the three months ended September 30, 1995, 54,095 mcf of gas were sold compared to 58,750 for the same period in 1994, a decrease of 4,655 mcf. The decrease in oil and gas production was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.67, or 4%, from $17.10 for the three months ended September 30, 1994 to $16.43 for the three months ended September 30, 1995 while the average price received per mcf of gas increased 4% from $1.57 for the three months ended September 30, 1994 to $1.63 for the same period in 1995.

A gain on sale of assets of $40,575 was recognized in 1995 resulting from proceeds receivable of $36,880 and a $3,695 receivable due from the sale for post-closing adjustments from the sale of three wells.

COSTS AND EXPENSES:

Total costs and expenses increased to $337,945 for the three months ended September 30, 1995 as compared to $326,687 for the same period in 1994, a decrease of $11,258, or 3%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $200,175 for the three months ended September 30, 1995 and $206,279 for the same period in 1994 resulting in a $6,104 decrease. The decrease was due to less well repair and maintenance expenses.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 8% from $13,286 for the three months ended September 30, 1994 to $12,231 for the same period in 1995.

Depletion was $125,539 for the three months ended September 30, 1995 compared to $107,122 for the same period in 1994. This represented an increase in depletion of $18,417, or 17%. Depletion was calculated quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,190 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.19 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.21 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $479,652 during the nine months ended September 30, 1995, an 18% increase from the same period ended September 30, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs, G&A and abandoned property costs. The increase in oil and gas sales was due to an increase in the average price received per barrel of oil and mcf of gas, offset by a decline in barrels of oil and mcf of gas produced and sold. The decline in production costs was due to less well repair and maintenance costs. The decline in G&A was due to less allocated expenses by the managing general partner. Abandoned property costs declined as a result of no abandonment activity during the nine months ended September 30, 1995 as compared to the same period in 1994.

NET CASH PROVIDED BY INVESTING ACTIVITIES

The Registrant's investment activities during the nine months ended September 30, 1995 resulted in proceeds received of $180,619 from the sale of two oil and gas wells and expenditures of $1,120 for additions to oil and gas properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $417,183 of which $308,935 was distributed to the limited partners and $108,248 to the general partners. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $384,417 of which $287,008 was distributed to the limited partners and $97,409 to the general partners.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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

                                     PARKER & PARSLEY 83-A, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                     -------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA