Form 10-Q
period 1996-06-30
PARKER & PARSLEY 83-A LTD
filed 1996-08-12
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   June 30,    December 31,
                                                     1996          1995
                                                 -----------   -----------
                                                 (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $367,805 at June 30 and $371,563 at
  December 31                                    $   368,305   $   377,780
 Accounts receivable - oil and gas sales             176,575       159,325
 Accounts receivable - other                              -          3,695
                                                  ----------    ----------
    Total current assets                             544,880       540,800

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                           17,819,737    17,819,617
  Accumulated depletion                          (13,662,543)  (13,494,745)
                                                  ----------    ----------
    Net oil and gas properties                     4,157,194     4,324,872
                                                  ----------    ----------
                                                 $ 4,702,074   $ 4,865,672
                                                  ==========    ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                    $    63,376   $   113,974
Partners' capital:
 Limited partners (19,505 interests)               4,145,905     4,252,851
 General partners                                    492,793       498,847
                                                  ----------    ----------
                                                   4,638,698     4,751,698
                                                  ----------    ----------
                                                 $ 4,702,074   $ 4,865,672
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three months ended        Six months ended
                                    June 30,                 June 30,
                                1996        1995         1996        1995
                             ----------  ----------   ----------  ----------
Revenues:
 Oil and gas sales           $  425,650  $  356,986   $  819,960  $  737,881
 Interest income                  4,663       2,624        8,700       4,418
 Gain on sale of assets              -          162           -          162
 Litigation settlement          852,211          -       852,211          -
 Salvage income from
  equipment disposals               924          -           924          -
                              ---------   ---------    ---------   ---------
    Total revenues            1,283,448     359,772    1,681,795     742,461
Costs and expenses:
 Production costs               179,370     213,731      360,765     439,622
 General and adminis-
  trative expenses               15,016      10,710       27,095      23,285
 Depletion                       82,863     116,080      167,798     251,475
                              ---------   ---------    ---------   ---------
    Total costs and
     expenses                   277,249     340,521      555,658     714,382
                              ---------   ---------    ---------   ---------
Net income                   $1,006,199  $   19,251   $1,126,137  $   28,079
                              =========   =========    =========   =========
Allocation of net
 income (loss):
  General partners           $  234,036  $   41,016   $  276,823  $   63,757
                              =========   =========    =========   =========
  Limited partners           $  772,163  $  (21,765)  $  849,314  $  (35,678)
                              =========   =========    =========   =========
Net income (loss) per
 limited partnership
 interest                    $    39.58  $    (1.12)  $    43.54  $    (1.83)
                              =========   =========    =========   =========
Distributions per limited
 partnership interest        $    42.83  $     5.80   $    49.03  $    10.64
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General       Limited
                                      partners      partners       Total
                                    -----------   -----------   -----------

Balance at January 1, 1995          $   544,045   $ 4,789,418   $ 5,333,463

Distributions                           (74,947)     (207,510)     (282,457)

Net income (loss)                        63,757       (35,678)       28,079
                                     ----------    ----------    ----------
Balance at June 30, 1995            $   532,855   $ 4,546,230   $ 5,079,085
                                     ==========    ==========    ==========


Balance at January 1, 1996          $   498,847   $ 4,252,851   $ 4,751,698

Distributions                          (282,877)     (956,260)   (1,239,137)

Net income                              276,823       849,314     1,126,137
                                     ----------    ----------    ----------
Balance at June 30, 1996            $   492,793   $ 4,145,905   $ 4,638,698
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                       1996          1995
                                                   -----------   -----------
Cash flows from operating activities:
 Net income                                        $ 1,126,137   $    28,079
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                           167,798       251,475
   Gain on sale of assets                                   -           (162)
   Salvage income from equipment disposals                (924)           -
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable           (13,555)       30,481
  Increase (decrease) in accounts payable              (50,592)       33,460
                                                    ----------    ----------
     Net cash provided by operating
      activities                                     1,228,864       343,333

Cash flows from investing activities:
 Proceeds from salvage income on equipment
  disposals                                                924            -
 Proceeds from sale of assets                               -        180,619
 Additions to oil and gas properties                      (126)       (1,103)
                                                    ----------    ----------
     Net cash provided by investing
      activities                                           798       179,516

Cash flows from financing activities:
 Cash distributions to partners                     (1,239,137)     (282,457)
                                                    ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                                       (9,475)      240,392
Cash and cash equivalents at beginning
 of period                                             377,780       100,066
                                                    ----------    ----------
Cash and cash equivalents at end of period         $   368,305   $   340,458
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 83-A, Ltd. (the "Registrant") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $669,535 to the limited partners, or $34.33 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $819,960 from $737,881 for the six months ended June 30, 1996 and 1995, respectively, an increase of 11%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 6% decrease in barrels of oil produced and sold and an 11% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 28,761 barrels of oil were sold compared to 30,747 for the same period in 1995, a decrease of 1,986 barrels. For the six months ended June 30, 1996, 98,623 mcf of gas were sold compared to 110,326 for the same period in 1995, a decrease of 11,703 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.92, or 17%, from $17.51 for the six months ended June 30, 1995 to $20.43 for the same period in 1996 while the average price received per mcf of gas increased 30% from $1.81 during the six months ended June 30, 1995 to $2.36 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

A gain on sale of assets of $162 was recognized in 1995 resulting from proceeds of $180,619 received from the sale of two wells and $10,533 of additional proceeds receivable from the sale, offset by the write-off of remaining capitalized well costs of $190,990. There were no sales for the six months ended June 30, 1996.

Salvage income of $924 was received during the six months ended June 30, 1996 from equipment credits received on two fully depleted wells. No equipment credits were received for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $555,658 for the six months ended June 30, 1996 as compared to $714,382 for the same period in 1995, a decrease of $158,724, or 22%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $360,765 for the six months ended June 30, 1996 and $439,622 for the same period in 1995 resulting in a $78,857 decrease, or 18%. The decrease was attributable to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 16% from $23,285 for the six months ended June 30, 1995 to $27,095 for the same period in 1996.

Depletion was $167,798 for the six months ended June 30, 1996 compared to $251,475 for the same period in 1995. This represented a decrease in depletion of $83,677, or 33%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,986 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 167,493 barrels, or 26%.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $669,535 to the limited partners, or $34.33 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $425,650 from $356,986 for the three months ended June 30, 1996 and 1995, respectively, an increase of 19%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 3% decrease in barrels of oil produced and sold and a 17% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 13,819 barrels of oil were sold compared to 14,254 for the same period in 1995, a decrease of 435 barrels. For the three months ended June 30, 1996, 48,665 mcf of gas were sold compared to 58,964 for the same period in 1995, a decrease of 10,299 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.13, or 23%, from $18.01 for the three months ended June 30, 1995 to $22.14 for the same period in 1996 while the average price received per mcf of gas increased 45% to $2.46 for the three months ended June 30, 1996 from $1.70 in 1995.

Costs and Expenses:

Total costs and expenses decreased to $277,249 for the three months ended June 30, 1996 as compared to $340,521 for the same period in 1995, a decrease of $63,272, or 19%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $179,370 for the three months ended June 30, 1996 and $213,731 for the same period in 1995 resulting in a $34,361 decrease, or 16%. The decrease was due to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, $4,306 from $10,710 for the three months ended June 30, 1995 to $15,016 for the same period in 1996.

Depletion was $82,863 for the three months ended June 30, 1996 compared to $116,080 for the same period in 1995. This represented a decrease in depletion of $33,217, or 29%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 435 barrels for the three months ended June 30, 1996 from the same period in 1995.

A gain on sale of assets of $162 was recognized in 1995 resulting from proceeds of $180,619 received from the sale of two wells and $10,533 of additional proceeds receivable from the sale, offset by the write-off of remaining capitalized well costs of $190,990. There were no sales during the three months ended June 30, 1996.

Salvage income from equipment disposals of $924 was received during the three months ended June 30, 1996 from equipment credits received on two fully depleted wells. No equipment credits were received for the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $885,531 during the six months ended June 30, 1996 compared to the same period in 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3, in addition to an increase in average prices received for oil and gas sold.

Net Cash Provided by Investing Activities

The Registrant's investment activities during the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

During the six months ended June 30, 1996, proceeds of $924 were received from the disposal of oil and gas equipment on two fully depleted properties. For the same period in 1995, proceeds of $180,619 were received from the sale of two oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $1,239,137 of which $956,260 was distributed to the limited partners and $282,877 to the general partners. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $282,457 of which $207,510 was distributed to the limited partners and $74,947 to the general partners.

Cash distributions to the partners of $1,239,137 for the six months ended June 30, 1996 included $669,535 to the limited partners and $182,676 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 83-A, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 9, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA