Form 10-Q
period 1996-09-30
PARKER & PARSLEY 83-A LTD
filed 1996-11-12
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /
                               Page 1 of 14 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1996 and
             December 31, 1995   ..................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1996 and 1995...............    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1996...............................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995............................    6

          Notes to Financial Statements............................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................    9



                           Part II. Other Information

Item 1.   Legal Proceedings........................................   13


          Signatures...............................................   14

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $364,539 at September 30
    and $371,563 at December 31                    $    365,039    $    377,780
  Accounts receivable - oil and gas sales               207,605         159,325
  Accounts receivable - other                               -             3,695
                                                    -----------     -----------
        Total current assets                            572,644         540,800
                                                    -----------     -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               17,820,214      17,819,617
    Accumulated depletion                           (13,736,154)    (13,494,745)
                                                    -----------     -----------
        Net oil and gas properties                    4,084,060       4,324,872
                                                    -----------     -----------
                                                   $  4,656,704    $  4,865,672
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     69,207    $    113,974

Partners' capital:
  Limited partners (19,505 interests)                 4,096,486       4,252,851
  General partners                                      491,011         498,847
                                                    -----------     -----------
                                                      4,587,497       4,751,698
                                                    -----------     -----------
                                                   $  4,656,704    $  4,865,672
                                                    ===========     ===========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended     Nine months ended
                                    September 30,           September 30,
                               ---------------------   -----------------------
                                  1996        1995        1996         1995
                               ---------   ---------   ----------   ----------

Revenues:
  Oil and gas                  $ 440,353   $ 347,593   $1,260,313   $1,085,474
  Interest                         4,960       5,417       13,660        9,835
  Litigation settlement              -           -        852,211          -
  Gain on sale of assets             -        40,575          -         40,737
  Salvage income from
   equipment disposals               -           -            924          -
                                --------    --------    ---------    -------
                                 445,313     393,585    2,127,108    1,136,046
                                --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production         184,232     200,175      544,997      639,797
  General and administrative      14,439      12,231       41,534       35,516
  Depletion                       73,611     125,539      241,409      377,014
                                --------    --------    ---------    ---------
                                 272,282     337,945      827,940    1,052,327
                                --------    --------    ---------    ---------
Net income                     $ 173,031   $  55,640   $1,299,168   $   83,719
                                ========    ========    =========    =========
Allocation of net income
  (loss):
    General partners           $  54,607   $  27,660   $  331,430   $   91,417
                                ========    ========    =========    =========

    Limited partners           $ 118,424   $  27,980   $  967,738   $   (7,698)
                                ========    ========    =========    =========
Net income (loss) per limited
  partnership interest         $    6.07   $    1.44   $    49.61   $     (.39)
                                ========    ========    =========    =========
Distributions per limited
  partnership interest         $    8.60   $    5.20   $    57.63   $    15.84
                                ========    ========    =========    =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General        Limited
                                    partners       partners          Total
                                   ----------     -----------     -----------

Balance at January 1, 1996         $  498,847     $ 4,252,851     $ 4,751,698

    Distributions                    (339,266)     (1,124,103)     (1,463,369)

    Net income                        331,430         967,738       1,299,168
                                    ---------      ----------      ----------

Balance at September 30, 1996      $  491,011     $ 4,096,486     $ 4,587,497
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                        1996           1995
                                                     -----------    ----------
Cash flows from operating activities:

   Net income                                        $ 1,299,168    $   83,719
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         241,409       377,014
       Gain on sale of assets                                -         (40,737)
       Salvage income from equipment disposals              (924)          -
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable        (44,585)       20,389
       Increase (decrease) in accounts payable           (44,760)       39,267
                                                      ----------     ---------
         Net cash provided by operating activities     1,450,308       479,652
                                                      ----------     ---------

Cash flows from investing activities:

   Additions to oil and gas properties                      (604)       (1,120)
   Proceeds from salvage income on equipment
     disposals                                               924           -
   Proceeds from sale of assets                              -         180,619
                                                      ----------     ---------
         Net cash provided by investing activities           320       179,499
                                                      ----------     ---------

Cash flows from financing activities:

   Cash distributions to partners                     (1,463,369)     (417,183)
                                                      ----------     ---------

Net increase (decrease) in cash and cash
  equivalents                                            (12,741)      241,968
Cash and cash equivalents at beginning of period         377,780       100,066
                                                      ----------     ---------
Cash and cash equivalents at end of period           $   365,039    $  342,034
                                                      ==========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 83-A, Ltd. (the "Registrant") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $669,535, or $34.33 per limited partnership interest to the Registrant and its partners.
                                        8

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,260,313 from $1,085,474 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 16%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 6% decrease in barrels of oil produced and sold and an 8% decrease in mcf of gas produced and sold. For the nine months ended September 30, 1996, 43,607 barrels of oil were sold compared to 46,552 for the same period in 1995, a decrease of 2,945 barrels. For the nine months ended September 30, 1996, 150,571 mcf of gas were sold compared to 164,421 for the same period in 1995, a decrease of 13,850 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.73, or 22%, from $17.14 for the nine months ended September 30, 1995 to $20.87 for the same period in 1996 while the average price received per mcf of gas increased 33% from $1.75 for the nine months ended September 30, 1995 to $2.33 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

A gain on sale of assets of $40,737 was recognized during the nine months ended September 30, 1995 from the sale of five wells. The gain consisted of proceeds received of $180,619 and proceeds receivable of $10,533 from the sale of two wells, an additional proceeds receivable of $36,880 and a $3,695 receivable due from the sale for post-closing adjustments from the sale of three wells, offset by the write-off of remaining capitalized well costs of $190,990. There were no sales for the nine months ended September 30, 1996.

Salvage income of $924 was received during the nine months ended September 30, 1996, from equipment credits received on two fully depleted wells. No equipment credits were received for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $827,940 for the nine months ended September 30, 1996 as compared to $1,052,327 for the same period in 1995, a decrease of $224,387, or 21%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $544,997 for the nine months ended September 30, 1996 and $639,797 for the same period in 1995 resulting in a $94,800 decrease, or 15%. The decrease was attributable to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 17% from $35,516 for the nine months ended September 30, 1995 to $41,534 for the same period in 1996.

Depletion was $241,409 for the nine months ended September 30, 1996 compared to $377,014 for the same period in 1995, representing a decrease of $135,605, or 36%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 2,945 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $669,535, or $34.33 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $440,353 from $347,593 for the three months ended September 30, 1996 and 1995 respectively, an increase of 27%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 6% decline in barrels of oil produced and sold and a 4% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 14,846 barrels of oil were sold compared to 15,805 for the same period in 1995, a decrease of 959 barrels. For the three months ended September 30, 1996, 51,948 mcf of gas were sold compared to 54,095 for the same period in 1995, a decrease of 2,147 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.29, or 32%, from $16.43 for the three months ended September 30, 1995 to $21.72 for the three months ended September 30, 1996 while the average price received per mcf of gas increased 39% from $1.63 for the three months ended September 30, 1995 to $2.27 for the same period in 1996.

A gain on sale of assets of $40,575 was recognized in 1995 resulting from proceeds receivable of $36,880 and a $3,695 receivable due from the sale for post-closing adjustments from the sale of three wells. There were no sales during the three months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $272,282 for the three months ended September 30, 1996 as compared to $337,945 for the same period in 1995, a decrease of $65,663, or 19%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $184,232 for the three months ended September 30, 1996 and $200,175 for the same period in 1995 resulting in a $15,943 decrease, or 8%. The decrease was due to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 18% from $12,231 for the three months ended September 30, 1995 to $14,439 for the same period in 1996.

Depletion was $73,611 for the three months ended September 30, 1996 compared to $125,539 for the same period in 1995, representing a decrease of $51,928, or 41%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 959 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $970,656 during the nine months ended September 30, 1996 compared to the same period in 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3, in addition to an increase in oil and gas sales.

Net Cash Provided by Investing Activities

The Registrant's investment activities during the nine months ended September 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

During the nine months ended September 30, 1996, proceeds of $924 were received from the disposal of oil and gas equipment on two fully depleted properties. For the same period in 1995, proceeds of $180,619 were received from the sale of two oil and gas wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,463,369 of which $1,124,103 was distributed to the limited partners and $339,266 to the general partners. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $417,183 of which $308,935 was distributed to the limited partners and $108,248 to the general partners.

Cash distributions to the partners of $1,463,369 for the nine months ended September 30, 1996 included $669,535 to the limited partners and $182,676 to the general partners, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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


                           Part II. Other Information

Item 1.    Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                     PARKER & PARSLEY 83-A, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 12, 1996      By:   /s/ Steven L. Beal
                                     -----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA