Form 10-Q
period 1997-03-31
PARKER & PARSLEY 83-A LTD
filed 1997-05-09
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996.........................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................    9

           27.    Financial Reporting Schedule

           Signatures..................................................   10

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                    March 31,      December 31,
                                                      1997             1996
                                                  ------------     ------------
                                                  (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $195,489 at March 31
     and $171,164 at December 31                  $    195,989     $    171,664
  Accounts receivable - oil and gas sales              190,971          271,000
                                                   -----------      -----------
          Total current assets                         386,960          442,664
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              17,823,146       17,822,921
Accumulated depletion                              (13,884,977)     (13,806,313)
                                                   -----------      -----------
          Net oil and gas properties                 3,938,169        4,016,608
                                                   -----------      -----------
                                                  $  4,325,129     $  4,459,272
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     40,443     $     38,807

Partners' capital:
  General partners                                     476,184          492,167
  Limited partners (19,505 interests)                3,808,502        3,928,298
                                                   -----------      -----------
                                                     4,284,686        4,420,465
                                                   -----------      -----------
                                                  $  4,325,129     $  4,459,272
                                                   ===========      ===========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------

Revenues:
   Oil and gas                                        $  388,462     $  394,310
   Interest                                                2,748          4,037
                                                       ---------      ---------
                                                         391,210        398,347
                                                       ---------      ---------
Costs and expenses:
   Oil and gas production                                229,254        181,395
   General and administrative                             13,438         12,079
   Depletion                                              78,664         84,935
                                                       ---------      ---------
                                                         321,356        278,409
                                                       ---------      ---------
Net income                                            $   69,854     $  119,938
                                                       =========      =========
Allocation of net income:
   General partners                                   $   29,709     $   42,787
                                                       =========      =========
   Limited partners                                   $   40,145     $   77,151
                                                       =========      =========
Net income per limited partnership interest           $     2.06     $     3.96
                                                       =========      =========
Distributions per limited partnership interest        $     8.20     $     6.20
                                                       =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these inancial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     General        Limited
                                     partners       partners          Total
                                    ----------     -----------     -----------

Balance at January 1, 1997          $  492,167     $ 3,928,298     $ 4,420,465

   Distributions                       (45,692)       (159,941)       (205,633)

   Net income                           29,709          40,145          69,854
                                     ---------      ----------      ----------

Balance at March 31, 1997           $  476,184     $ 3,808,502     $ 4,284,686
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                                March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:

   Net income                                          $   69,854    $  119,938
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depletion                                          78,664        84,935
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable              80,029       (16,683)
   Increase (decrease) in accounts payable                  1,636       (60,652)
                                                        ---------     ---------
           Net cash provided by operating activities      230,183       127,538
                                                        ---------     ---------
Cash flows from investing activities:

   (Additions to) deletions of oil and gas properties        (225)          805

Cash flows from financing activities:

   Cash distributions to partners                        (205,633)     (162,171)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       24,325       (33,828)
Cash and cash equivalents at beginning of period          171,664       377,780
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  195,989    $  343,952
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $388,462 for the three months ended March 31, 1997 from $394,310 for the same period ended March 31, 1996. The decrease in revenues primarily resulted from a 13% decline in barrels of oil produced and sold and a 28% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1997, 12,987 barrels of oil were sold compared to 14,942 for the same period in 1996, a decrease of 1,955 barrels. For the three months ended March 31, 1997, 36,042 mcf of gas were sold compared to 49,958 for the same period in 1996, a decrease of 13,916 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.
                                        7

The average price received per barrel of oil increased $2.97, or 16%, from $18.86 for the three months ended March 31, 1996 to $21.83 for the same period in 1997, while the average price received per mcf increased 29% from $2.25 for the three months ended March 31, 1996 to $2.91 as compared to the three months ended March 31, 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses increased to $321,356 for the three months ended March 31, 1997 as compared to $278,409 for the same period in 1996, an increase of $42,947, or 15%. This increase was attributable to increases in production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $229,254 for the three months ended March 31, 1997 and $181,395 for the same period in 1996 resulting in a $47,859 increase, or 26%. The increase was due to increases in well repair and maintenance costs and workover expenses incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 11% from $12,079 for the three months ended March 31, 1996 to $13,438 for the same period in 1997.

Depletion was $78,664 for the three months ended March 31, 1997 compared to $84,935 for the same period in 1996, a decrease of $6,271, or 7%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $102,645 during the three months ended March 31, 1997 from the same period in 1996. This increase was attributable to an increase in oil and gas sales receipts and a decrease in expenditures for production costs.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $205,633 of which $159,941 was distributed to the limited partners and $45,692 to the general partners. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $162,171 of which $120,932 was distributed to the limited partners and $41,239 to the general partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedule

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


                                   PARKER & PARSLEY 83-A, LTD.

                             By:   Parker & Parsley Development L.P.,
                                   Managing General Partner

                                   By:    Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner



Dated:  May 9, 1997          By:     /s/ Steven L. Beal
                                   ------------------------------------------
                                   Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA