Form 10-Q
period 1997-06-30
PARKER & PARSLEY 83-A LTD
filed 1997-08-12
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997
                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1997 and 1996.............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.  Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      1997            1996
                                                  ------------    ------------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $196,273 at June 30
     and $171,164 at December 31                  $    196,973    $    171,664
  Accounts receivable - oil and gas sales              167,188         271,000
                                                   -----------     -----------
          Total current assets                         364,161         442,664
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              17,824,353      17,822,921
Accumulated depletion                              (13,969,308)    (13,806,313)
                                                   -----------     -----------
          Net oil and gas properties                 3,855,045       4,016,608
                                                   -----------     -----------
                                                  $  4,219,206    $  4,459,272
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     51,841    $     38,807

Partners' capital:
  General partners                                     461,457         492,167
  Limited partners (19,505 interests)                3,705,908       3,928,298
                                                   -----------     -----------
                                                     4,167,365       4,420,465
                                                   -----------     -----------
                                                  $  4,219,206    $  4,459,272
                                                   ===========     ===========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                ----------------------   ----------------------
                                   1997        1996         1997        1996
                                ---------   ----------   ---------   ----------
Revenues:
  Oil and gas                   $ 340,309   $  425,650   $ 728,771   $  819,960
  Interest                          2,931        4,663      5,679       8,700
  Salvage income from equipment
    disposals                         -            924         -            924
  Litigation settlement               -        852,211         -        852,211
                                 --------    ---------    --------    ---------
                                  343,240    1,283,448     734,450    1,681,795
                                 --------    ---------    --------    ---------
Costs and expenses:
  Oil and gas production          210,578      179,370     439,832      360,765
  General and administrative       11,715       15,016      25,153       27,095
  Depletion                        84,331       82,863     162,995      167,798
                                 --------    ---------    --------    ---------
                                  306,624      277,249     627,980      555,658
                                 --------    ---------    --------    ---------
Net income                      $  36,616   $1,006,199   $ 106,470   $1,126,137
                                 ========    =========    ========    =========
Allocation of net income:
  General partners              $  22,180   $  234,036   $  51,889   $  276,823
                                 ========    =========    ========    =========
  Limited partners              $  14,436   $  772,163   $  54,581   $  849,314
                                 ========    =========    ========    =========
Net income per limited
  partnership interest          $     .74   $    39.58   $    2.80   $    43.54
                                 ========    =========    ========    =========
Distributions per limited
  partnership interest          $    6.00   $    42.83   $   14.20   $    49.03
                                 ========    =========    ========    =========


        The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1997            $  492,167     $3,928,298     $4,420,465

   Distributions                         (82,599)      (276,971)      (359,570)

   Net income                             51,889         54,581        106,470
                                       ---------      ---------      ---------

Balance at June 30, 1997              $  461,457     $3,705,908     $4,167,365
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                     --------------------------
                                                        1997           1996
                                                     ----------     -----------
Cash flows from operating activities:
  Net income                                         $  106,470     $ 1,126,137
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        162,995         167,798
       Salvage income from equipment disposals              -              (924)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable         103,812         (13,555)
     Increase (decrease) in accounts payable             13,034         (50,592)
                                                      ---------      ----------
         Net cash provided by operating activities      386,311       1,228,864
                                                      ---------      ----------
Cash flows from investing activities:
  Additions to oil and gas properties                    (1,432)           (126)
  Proceeds from salvage income on equipment
    disposals                                               -               924
                                                      ---------      ----------
         Net cash provided by (used in) investing
           activities                                    (1,432)            798
                                                      ---------      ----------
Cash flows from financing activities:
  Cash distributions to partners                       (359,570)     (1,239,137)
                                                      ---------      ----------
Net increase (decrease) in cash and cash equivalents     25,309          (9,475)
Cash and cash equivalents at beginning of period        171,664         377,780
                                                      ---------      ----------
Cash and cash equivalents at end of period           $  196,973     $   368,305
                                                      =========      ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 83-A, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 11% to $728,771 from $819,960 for the six months ended June 30, 1997 as compared to the same period in 1996. The decrease in revenues resulted from a 15% decline in mcf of gas produced and sold, a 10% decline in barrels of oil produced and sold and a slight decline in the average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 25,751 barrels of oil were sold compared to 28,761 for the same period in 1996, a decrease of 3,010 barrels. For the six months ended June 30, 1997, 83,941 mcf of gas were sold compared to 98,623 for the same period in 1996, a decrease of 14,682 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.43 for the six months ended June 30, 1996 to $20.28 for the same period in 1997, while the average price received per mcf of gas increased 4% from $2.36 during the six months ended June 30, 1996 to $2.46 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $924 was received during the six months ended June 30, 1996 from equipment credits received on two fully depleted wells.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $852,211, which includes $669,535, or $34.33 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $627,980 for the six months ended June 30, 1997 as compared to $555,658 for the same period in 1996, an increase of $72,322, or 13%. This increase was primarily due to an increase in production costs, offset by decreases in depletion and general and administrative expenses ("G&A").

Production costs were $439,832 for the six months ended June 30, 1997 and $360,765 for the same period in 1996 resulting in a $79,067 increase, or 22%. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $27,095 for the six months ended June 30, 1996 to $25,153 for the same period in 1997.

Depletion was $162,995 for the six months ended June 30, 1997 compared to $167,798 for the same period in 1996. This represented a decrease in depletion of $4,803, or 3%.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 20% to $340,309 for the three months ended June 30, 1997 from $425,650 for the same period ended June 30, 1996. The decrease in revenues resulted from lower average prices received per barrel of oil and mcf of gas, an 8% decline in barrels of oil produced and sold and a slight decline in mcf of gas produced and sold. For the three months ended June 30, 1997, 12,764 barrels of oil were sold compared to 13,819 for the same period in 1996, a decrease of 1,055 barrels. For the three months ended June 30, 1997, 47,899 mcf of gas were sold compared to 48,665 for the same period in

1996, a decrease of 766 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.43, or 15%, from $22.14 for the three months ended June 30, 1996 to $18.71 for the same period in 1997, while the average price received per mcf of gas decreased 14% to $2.12 for the three months ended June 30, 1997 from $2.46 in 1996.

Salvage income of $924 was received during the six months ended June 30, 1996 from equipment credits received on two fully depleted wells.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $852,211, which includes $669,535, or $34.33 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $306,624 for the three months ended June 30, 1997 as compared to $277,249 for the same period in 1996, an increase of $29,375, or 11%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $210,578 for the three months ended June 30, 1997 and $179,370 for the same period in 1996 resulting in a $31,208 increase, or 17%. The increase was primarily due to an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 22% from $15,016 for the three months ended June 30, 1996 to $11,715 for the same period in 1997.

Depletion was $84,331 for the three months ended June 30, 1997 compared to $82,863 for the same period in 1996. This represented an increase in depletion of $1,468, or 2%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $842,553 during the six months ended June 30, 1997 from the same period in 1996. This decrease was due to the receipt of proceeds from the litigation settlement as discussed in Item 2, offset by an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investment activities during the six months ended June 30, 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

During the six months ended June 30, 1996, proceeds of $924 were received from the disposal of oil and gas equipment on two fully depleted properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $359,570 of which $82,599 was distributed to the general partners and $276,971 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $1,239,137 of which $282,877 was distributed to the general partners and $956,260 to the limited partners. Cash distributions to the partners of $1,239,137 for the six months ended June 30, 1996 included $182,676 to the general partners and $669,535 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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


                                       PARKER & PARSLEY 83-A, LTD.

                                  By:  Parker & Parsley Development L.P.,
                                        Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 12, 1997           By:    /s/ Rich Dealy
                                       --------------------------------
                                       Rich Dealy, Controller of PPUSA