Form 10-Q
period 1997-09-30
PARKER & PARSLEY 83-A LTD
filed 1997-11-10
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                           Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   .........................................   3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996......................   4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997......................................   5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996...................................   6

          Notes to Financial Statements...................................   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   7



                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K................................  10


          27.   Financial Data Schedule

          Signatures......................................................  11

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,    December 31,
                                                       1997             1996
                                                   -------------   -------------
                                                    (Unaudited)

                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $172,133 at September 30
    and $171,164 at December 31                    $    172,633    $    171,664
  Accounts receivable - oil and gas sales               180,254         271,000
                                                    -----------     -----------

        Total current assets                            352,887         442,664
                                                    -----------     -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               17,830,231      17,822,921
Accumulated depletion                               (14,050,689)    (13,806,313)
                                                    -----------     -----------

        Net oil and gas properties                    3,779,542       4,016,608
                                                    -----------     -----------

                                                   $  4,132,429    $  4,459,272
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     54,648    $     38,807

Partners' capital:
  General partners                                      448,184         492,167
  Limited partners (19,505 interests)                 3,629,597       3,928,298
                                                    -----------     -----------

                                                      4,077,781       4,420,465
                                                    -----------     -----------

                                                   $  4,132,429    $  4,459,272
                                                    ===========     ===========







  The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                 ----------------------   ----------------------
                                     1997        1996        1997        1996
                                 ----------  ----------   ----------  ----------

Revenues:
  Oil and gas                    $  334,375  $  440,353   $1,063,146  $1,260,313
  Interest                            2,794       4,960        8,473      13,660
  Litigation settlement                 -           -            -       852,211
  Gain on disposition of assets         -           -            -           924
                                  ---------    --------    ---------   ---------
                                    337,169     445,313    1,071,619   2,127,108
                                  ---------    --------    ---------   ---------

Costs and expenses:
  Oil and gas production            198,636     184,232      638,468     544,997
  General and administrative         11,950      14,439       37,103      41,534
  Depletion                          81,381      73,611      244,376     241,409
                                  ---------    --------    ---------   ---------
                                    291,967     272,282      919,947     827,940
                                  ---------    --------    ---------   ---------

Net income                       $   45,202  $  173,031   $  151,672  $1,299,168
                                  =========   =========    =========   =========

Allocation of net income:
  General partners               $   23,988  $   54,607   $   75,877  $  331,430
                                  =========   =========    =========   =========

  Limited partners               $   21,214  $  118,424   $   75,795  $  967,738
                                  =========   =========    =========   =========

Net income per limited
  partnership interest           $     1.09  $     6.07   $     3.89  $    49.61
                                  =========   =========    =========   =========

Distributions per limited
  partnership interest           $     5.00  $     8.60   $    19.20  $    57.63
                                  =========   =========    =========   =========










   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.
                                        4

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General        Limited
                                    partners       partners          Total
                                  -----------    ------------    -------------

Balance at January 1, 1997        $  492,167     $ 3,928,298     $  4,420,465

    Distributions                   (119,860)       (374,496)        (494,356)

    Net income                        75,877          75,795          151,672
                                   ---------      ----------      -----------

Balance at September 30, 1997     $  448,184     $ 3,629,597     $  4,077,781
                                   =========      ==========      ===========




















   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                             September 30,
                                                        ------------------------
                                                           1997         1996
                                                        ----------  ------------
Cash flows from operating activities:

   Net income                                           $ 151,672   $ 1,299,168
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          244,376       241,409
       Gain on disposition of assets                          -            (924)
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          90,746       (44,585)
       Increase (decrease) in accounts payable             15,841       (44,760)
                                                         --------    ----------

         Net cash provided by operating activities        502,635     1,450,308
                                                         --------    ----------

Cash flows from investing activities:

   Additions to oil and gas properties                     (7,310)         (604)
   Proceeds from disposition of assets                        -             924
                                                         --------   -----------

         Net cash provided by (used in)
           investing activities                            (7,310)          320
                                                         --------    ----------

Cash flows from financing activities:

   Cash distributions to partners                        (494,356)   (1,463,369)
                                                         --------    ----------

Net increase (decrease) in cash and cash equivalents          969       (12,741)
Cash and cash equivalents at beginning of period          171,664       377,780
                                                         --------    ----------

Cash and cash equivalents at end of period              $ 172,633   $   365,039
                                                         ========    ==========







   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.   Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 83-A, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 83-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 1,352 limited partners as of March 8, 1997. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 16% to $1,063,146 from $1,260,313 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil. For the nine months ended September 30, 1997, 38,890 barrels of oil were sold compared to 43,607 for the same period in 1996, a decrease of 4,717 barrels, or 11%. For the nine months ended September 30, 1997, 128,006 mcf of gas were sold compared to 150,571 for the same period in 1996, a decrease of 22,565 mcf, or 15%. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.26, or 6%, from $20.87 for the nine months ended September 30, 1996 to $19.61 for the same period in 1997, while the average price received per mcf of gas increased slightly from $2.33 for the nine months ended September 30, 1996 to $2.35 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $852,211, which included $669,535, or $34.33 per limited partnership interest, to the Partnership and its partners.

The gain on disposition of assets of $924 resulted from salvage income received during the nine months ended September 30, 1996, from equipment credits received on two fully depleted wells.

Costs and Expenses:

Total costs and expenses increased to $919,947 for the nine months ended September 30, 1997 as compared to $827,940 for the same period in 1996, an increase of $92,007, or 11%. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $638,468 for the nine months ended September 30, 1997 and $544,997 for the same period in 1996 resulting in a $93,471 increase, or 17%. The increase was attributable to higher well repair and maintenance costs, and workover expense incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $41,534 for the nine months ended September 30, 1996 to $37,103 for the same period in 1997.

Depletion was $244,376 for the nine months ended September 30, 1997 compared to $241,409 for the same period in 1996, representing an increase of $2,967. The increase was attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Three months ended September 30, 1997 compared with three months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 24% to $334,375 from $440,353 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in the average prices received per barrel of oil and mcf of gas and declines in barrels of oil and mcf of gas produced and sold. For the three months ended September 30, 1997, 13,139 barrels of oil were sold compared to 14,846 for the same period in 1996, a decrease of 1,707 barrels, or 11%. For the three months ended September 30, 1997, 44,065 mcf of gas were sold compared to 51,948 for the same period in 1996, a decrease of 7,883 mcf, or 15%. The decreases in production volumes were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.42, or 16%, from $21.72 for the three months ended September 30, 1996 to $18.30 for the three months ended September 30, 1997 while the average price received per mcf of gas decreased 6% from $2.27 for the three months ended September 30, 1996 to $2.13 for the same period in 1997.

Costs and Expenses:

Total costs and expenses increased to $291,967 for the three months ended September 30, 1997 as compared to $272,282 for the same period in 1996, an increase of $19,685, or 7%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $198,636 for the three months ended September 30, 1997 and $184,232 for the same period in 1996 resulting in a $14,404 increase, or 8%. The increase was due to higher well repair and maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 17% from $14,439 for the three months ended September 30, 1996 to $11,950 for the same period in 1997.

Depletion was $81,381 for the three months ended September 30, 1997 compared to $73,611 for the same period in 1996, representing an increase of $7,770, or 11%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $947,673 during the nine months ended September 30, 1997 compared to the same period in 1996. This decrease was due to the receipt of proceeds from the litigation settlement received in 1996 as discussed in Item 2, in addition to a decrease in oil and gas sales receipts, and an increase in production and G&A costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investment activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

During the nine months ended September 30, 1996, proceeds of $924 were received from the disposal of oil and gas equipment on two fully depleted properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $494,356 of which $119,860 was distributed to the general partners and $374,496 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,463,369 of which $339,266 was distributed to the general partners and $1,124,103 to the limited partners. Cash distributions to the partners of $1,463,369 for the nine months ended September 30, 1996 included $182,676 to the general partners and $669,535 to the limited partners, resulting from proceeds received in the litigation settlement during 1996 as discussed in Item 2.

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


                                          PARKER & PARSLEY 83-A, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 10, 1997        By:      /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                            Controller