Form 10-K405
period 1997-12-31
PARKER & PARSLEY 83-A LTD
filed 1998-03-27
CIK 743456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

         / x /     Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

                                       or
        /  /     Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (No Fee Required)
                          Commission File No. 2-81398A

                           PARKER & PARSLEY 83-A, LTD.
             (Exact name of Registrant as specified in its charter)
               Texas                                          75-1891384
    -------------------------------                     ----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

303 West Wall, Suite 101, Midland, Texas                        79701
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip code)

       Registrant's Telephone Number, including area code : (915) 683-4768
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($1,000 per unit)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $18,948,000.

             As of March 9, 1998, the number of outstanding limited
            partnership interests was 19,505. The following documents
             are incorporated by reference into the indicated parts
                    of this Annual Report on Form 10-K: None

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


                                     PART I

ITEM 1.   Business

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas. On August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 83-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 19,505 limited partnership interests as of March 9, 1998. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as Pioneer USA's successor by merger. For a more complete description of the Parker & Parsley and Mesa merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

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

The principal markets during 1997 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1997, approximately 62% and 18% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 1,133 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA is responsible for all management functions.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 69 oil and gas wells. Two wells were dry holes from previous periods and 22 wells have been sold; one in 1992, five in 1995, and 16 in 1997. Three wells have been plugged and abandoned due to unprofitable operations; two in 1990 and one in 1993. The Partnership received interests in six additional wells in 1993 due to the Partnership's back-in after payout provisions. At December 31, 1997, 42 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995, and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by an independent petroleum consultant.

ITEM 3.   Legal Proceedings

The Partnership is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material.

ITEM 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II


ITEM 5.   Market for Partnership's Common Equity and Related Stockholder
            Matters

At March 9, 1998, the Partnership had 19,505 outstanding limited partnership interests held of record by 1,306 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1997 and 1996, distributions of $477,874 and $1,418,629, respectively, were made to the limited partners.

ITEM 6.   Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:
                    1997         1996         1995        1994        1993
                 ----------  ----------    ----------  ----------  ----------
Operating results:
 Oil and gas
  sales          $1,402,306  $1,768,325    $1,433,517  $1,441,190  $1,652,307
                  =========   =========     =========   =========   =========
 Impairment of
  oil and gas
   properties    $1,194,023  $      -      $  147,353  $  491,050  $      -
                  =========   =========     =========   =========   =========
 Litigation
  settlement,
  net            $      -    $  852,211    $      -    $      -    $8,753,896
                  =========   =========     =========   =========   =========
 Net income
  (loss)         $ (811,642) $1,483,261    $  (12,017) $ (474,032) $8,478,023
                  =========   =========     =========   =========   =========
 Allocation of net
  income (loss):
   General
    partners     $   (1,662) $  389,185    $  104,436  $   34,602  $1,964,416
                  =========   =========     =========   =========   =========
   Limited
    partners     $  809,980) $1,094,076    $ (116,453) $ (508,634) $6,513,607
                  =========   =========     =========   =========   =========
 Limited partners'
  net income
  (loss) per
  limited
  partnership
  interest       $   (41.53) $    56.09    $    (5.97) $   (26.08) $   333.95
                  =========   =========     =========   =========   =========
 Limited partners'
   cash
   distributions
   per limited
   partnership
   interest      $    24.50  $    72.73(a) $    21.54  $    20.21  $   378.72(a)
                  =========   =========     =========   =========   =========
At year end:
 Total assets    $3,015,116  $4,459,272    $4,865,672  $5,385,572  $6,380,385
                  =========   =========     =========   =========   =========
---------------
(a) Including litigation settlement per limited partnership interest of $34.33 in 1996 and $353.50 in 1993.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of operations

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 21% to $1,402,306 from $1,768,325 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 50,079 barrels of oil, 9,475 barrels of natural gas liquids ("NGLs") and 141,525 mcf of gas were sold, or 83,142 barrel of oil equivalents ("BOEs"). In 1996, 58,125 barrels of oil and 190,717 mcf of gas were sold, or 89,911 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As a result of the merger with Mesa, the managing general partner has adopted Mesa's accounting policy and now accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.30, or 11%, from $21.75 in 1996 to $19.45 in 1997. The average price received per barrel of NGLs during 1997 was $10.56. The average price received per mcf of gas decreased 12% from $2.64 in 1996 to $2.32 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1997.

A gain on disposition of assets of $194,795 was recognized during 1997 from the sale of 16 oil and gas wells. A gain on disposition of assets of $932 was received during 1996 from equipment credits received on two fully depleted wells.

On April 29, 1996, Southmark Corporation, Pioneer USA and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $852,211 which included $669,535, or $34.33 per limited partnership interest, to the Partnership and its partners.

Total costs and expenses increased in 1997 to $2,420,282 as compared to $1,157,195 in 1996, an increase of $1,263,087. The increase was primarily due to the impairment of oil and gas properties in addition to increases in production costs and depletion, offset by a decrease in general and administrative expenses ("G&A").

Production costs were $848,492 in 1997 and $784,014 in 1996, resulting in a $64,478 increase, or 8%. The increase was attributable to higher well maintenance costs and workover expenses incurred in an effort to stimulate well production, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 15% from $61,613 in 1996 to $52,167 in 1997. The Partnership paid the managing general partner $42,069 in 1997 and $53,004 in 1996 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $1,194,023 related to its oil and gas properties during the fourth quarter of 1997.

Depletion was $325,600 in 1997 compared to $311,568 in 1996. This represented an increase of $14,032, or 5%. The increase was attributable to a decline in oil reserves during 1997 as a result of lower commodity prices, offset by a decline in oil production of 8,046 barrels for 1997 as compared to 1996.

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased 23% to $1,768,325 from $1,433,517 in 1995. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil and mcf of gas produced and sold. In 1996, 58,125 barrels of oil were sold compared to 61,178 in 1995, a decrease of 3,053 barrels, or 5%. In 1996, 190,717 mcf of gas were sold compared to 217,496 in 1995, a decrease of 26,779 mcf, or 12%. The decrease in production volumes was primarily due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil increased $4.63, or 27%, from $17.12 in 1995 to $21.75 in 1996. The average price received per mcf of gas increased 48% from $1.78 in 1995 to $2.64 in 1996.

A gain on disposition of assets of $932 and $36,228 was recognized during 1996 and 1995, respectively. The gain of $932 was attributable to salvage income received on two fully depleted wells. The gain of $36,228 was from the sale of five wells.

On April 29, 1996, Southmark Corporation, Pioneer USA and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $852,211 which included $669,535, or $34.33 per limited partnership interest, to the Partnership and its partners.

Total costs and expenses decreased in 1996 to $1,157,195 as compared to $1,497,030 in 1995, a decrease of $339,835, or 23%. The decrease was primarily due to the reduction in impairment of oil and gas properties in addition to declines in production costs and depletion, partially offset by an increase in G&A.

Production costs were $784,014 in 1996 and $830,517 in 1995, resulting in a $46,503 decrease, or 6%. The decrease was primarily due to declines in well maintenance costs, partially offset by an increase in production taxes.

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

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1995, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.4%. The 1996 annual change in average weekly earnings increased by 4.1%. The 1997 index (effective April 1, 1997) increased 2%. The impact of inflation on other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1997, the price per barrel for oil production similar to the Partnership's ranged from approximately $16.00 to $23.00. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On March, 19, 1998, the market price for West Texas intermediate crude was $12.00 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $1,236,444 during the year ended December 31, 1997. This decrease was primarily due to the receipt of proceeds from the litigation settlement received in 1996 as discussed above and a decrease in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The   Partnership's   investing   activities   during  1997  and  1996  included
expenditures related to equipment replacement on various oil and gas properties.

Proceeds from disposition of assets of $268,137 were received from the sale of 16 oil and gas wells in 1997. During 1996, proceeds of $932 were received from the disposal of oil and gas equipment on two fully depleted properties.

Net Cash Used in Financing Activities

Cash was sufficient in 1997 for distributions to the partners of $632,355 of which $154,481 was distributed to the general partners and $477,874 to the limited partners. In 1996, cash was sufficient for distributions to the partners of $1,814,494 of which $395,865 general partners and $1,418,629 to the limited partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses as defined pursuant to the partnership agreement. Although the costs are not estimable at this time, they should not be significant to the Partnership.

ITEM 8.   Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                           Page
                                                                           ----

Financial Statements of Parker & Parsley 83-A, Ltd:
  Independent Auditors' Report..........................................    11
  Balance Sheets as of December 31, 1997 and 1996.......................    12
  Statements of Operations for the Years Ended December 31,
    1997, 1996 and 1995.................................................    13
  Statements of Partners' Capital for the Years Ended
    December 31, 1997, 1996 and 1995....................................    14
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995.................................................    15
  Notes to Financial Statements.........................................    16

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 83-A, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley 83-A, Ltd. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 83-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.




                                             KPMG Peat Marwick LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                       1997           1996
                                                   ------------   ------------
                  ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $172,776 in 1997 and
     $171,164 in 1996                              $    173,276   $    171,664
   Accounts receivable - oil and gas sales              141,577        271,000
   Accounts receivable - other                          268,137            -
                                                    -----------    -----------

          Total current assets                          582,990        442,664
                                                    -----------    -----------

Oil and gas properties - at cost, based on the
   successful efforts accounting method              16,869,232     17,822,921
Accumulated depletion                               (14,437,106)   (13,806,313)
                                                    -----------    -----------

          Net oil and gas properties                  2,432,126      4,016,608
                                                    -----------    -----------

                                                   $  3,015,116   $  4,459,272
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     38,648   $     38,807

Partners' capital:
   General partners                                     336,024        492,167
   Limited partners (19,505 interests)                2,640,444      3,928,298
                                                    -----------    -----------

                                                      2,976,468      4,420,465
                                                    -----------    -----------

                                                   $  3,015,116   $  4,459,272
                                                    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                           1997          1996          1995
                                        ----------    ----------    ----------

Revenues:
  Oil and gas                           $1,402,306    $1,768,325    $1,433,517
  Interest                                  11,539        18,988        15,268
  Gain on disposition of assets            194,795           932        36,228
  Litigation settlement                        -         852,211           -
                                         ---------     ---------     ---------

                                         1,608,640     2,640,456     1,485,013
                                         ---------     ---------     ---------

Costs and expenses:
  Oil and gas production                   848,492       784,014       830,517
  General and administrative                52,167        61,613        50,181
  Impairment of oil and gas properties   1,194,023           -         147,353
  Depletion                                325,600       311,568       468,979
                                         ---------     ---------     ---------

                                         2,420,282     1,157,195     1,497,030
                                         ---------     ---------     ---------

Net income (loss)                       $ (811,642)   $1,483,261    $  (12,017)
                                         =========     =========     =========

Allocation of net income (loss):
  General partners                      $   (1,662)   $  389,185    $  104,436
                                         =========     =========     =========

  Limited partners                      $ (809,980)   $1,094,076    $ (116,453)
                                         =========     =========     =========

Net income (loss) per
  limited partnership interest          $   (41.53)   $    56.09    $    (5.97)
                                         =========     =========     =========





   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                             General     Limited
                                             partners    partners      Total
                                            ----------  ----------  ----------

Partners' capital at January 1, 1995        $  544,045  $4,789,418  $5,333,463

    Distributions                             (149,634)   (420,114)   (569,748)

    Net income (loss)                          104,436    (116,453)    (12,017)
                                             ---------   ---------   ---------

Partners' capital at December 31, 1995         498,847   4,252,851   4,751,698

    Distributions                             (395,865)  1,418,629)  1,814,494)

    Net income                                 389,185   1,094,076   1,483,261
                                             ---------   ---------   ---------

Partners' capital at December 31, 1996         492,167   3,928,298   4,420,465

    Distributions                             (154,481)   (477,874)   (632,355)

    Net loss                                $   (1,662) $ (809,980) $ (811,642)
                                             ---------   ---------   ---------

Partners' capital at December 31, 1997      $  336,024  $2,640,444  $2,976,468
                                             =========   =========   =========





   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                              1997         1996         1995
                                           ----------   -----------   ---------


Cash flows from operating activities:

   Net income (loss)                       $ (811,642)  $ 1,483,261   $ (12,017)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Impairment of oil and gas properties   1,194,023           -       147,353
     Depletion                                325,600       311,568     468,979
     Gain on disposition of assets           (194,795)         (932)    (36,228)
   Changes in assets and liabilities:
     Accounts receivable                     (138,714)     (107,980)     (4,868)
     Accounts payable                            (159)      (75,160)     61,858
                                            ---------    ----------    --------

       Net cash provided by operating
        activities                            374,313     1,610,757     625,077
                                            ---------    ----------    --------

Cash flows from investing activities:

   Additions to oil and gas properties         (8,483)       (3,311)     (1,138)
   Proceeds from asset dispositions           268,137           932     223,523
                                            ---------    ----------    --------

       Net cash provided by (used in)
        investing activities                  259,654        (2,379)    222,385
                                            ---------    ----------    --------

Cash flows from financing activities:

   Cash distributions to partners            (632,355)   (1,814,494)   (569,748)
                                            ---------    ----------    --------

Net increase (decrease) in cash and cash
   equivalents                                  1,612      (206,116)    277,714
Cash and cash equivalents at beginning
  of year                                     171,664       377,780     100,066
                                            ---------    ----------    --------

Cash and cash equivalents at end of year   $  173,276   $   171,664   $ 377,780
                                            =========    ==========    ========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


Note 1.   Organization and nature of operations

     Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas. On August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership, joining the existing general partner, P&P Employees 83-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA, and 19,505 limited partnership interests as of March 9, 1998. Prior to August 8, 1997, the Partnership's managing general partner and the general partner of EMPL was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership and the general partner of EMPL as Pioneer USA's successor by merger.

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

     Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Pioneer USA, the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

     Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the

Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

     Reclassifications - Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 financial statement presentation.

     Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

Note 3.   Impairment of long-lived assets

     The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment has occurred, the Partnership estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $1,194,023 and $147,353 related to its oil and gas properties in the fourth quarters of 1997 and 1995, respectively.

Note 4.   Income taxes

     The  financial   statement  basis  of  the  Partnership's  net  assets  and liabilities was $74,231 greater than the tax basis at December 31, 1997.

     The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:

                                             1997          1996          1995
                                          -----------   ----------    ---------
   Net income (loss) per statements of
     operations                           $ (811,642)   $1,483,261    $ (12,017)
   Depletion and depreciation provisions
     for tax reporting purposes under
     amounts for financial reporting
     purposes                                320,988       307,068      462,844
   Impairment of oil and gas properties
     for financial reporting purposes      1,194,023          -         147,353
   Salvage income                                -            934           -
   Other, net                                 45,291       (13,346)     165,902
                                           ----------    ---------     --------

           Net income per Federal
              income tax returns          $  748,660    $1,777,917    $ 764,082
                                           ==========    =========     ========

Note 5.   Oil and gas producing activities

     The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                            1997          1996         1995
                                         ----------    ----------   ----------

     Development costs                   $    8,483    $    2,372   $    1,145
                                          =========     =========    =========

     Capitalized oil and gas properties consist of the following:

                                                   1997               1996
                                              -------------      --------------

     Proved properties:
       Property acquisition costs             $   1,000,072      $   1,029,938
       Completed wells and equipment             15,869,160         16,792,983
                                               ------------       ------------

                                                 16,869,232         17,822,921
       Accumulated depletion                    (14,437,106)       (13,806,313)
                                               ------------       ------------

       Net capitalized costs                 $    2,432,126      $   4,016,608
                                               ============       ============

     During 1997, the Partnership recognized a non-cash charge against oil and gas properties of $1,194,023 associated with SFAS 121. See Note 3.

Note 6.   Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                1997        1996        1995
                                             ---------   ---------   ---------
   Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                              $ 364,699   $ 344,400   $ 357,552

   Reimbursement of general and
     administrative expenses                 $  42,069   $  53,004   $  43,006

   Receipt of proceeds for the salvage
     value of retired oil and gas
     equipment                               $     -     $     886   $     -

   Purchase of oil and gas properties and
     related equipment, at predecessor cost  $   5,730   $      -    $   1,128

     Pioneer USA, P&P Employee 83-A, Ltd. ("EMPL") and the Partnership are parties to the Partnership agreement. EMPL is a limited partnership in which Pioneer USA owns 79% and the remaining portion owned by former affiliates. Pioneer USA owned 557 limited partner interests at January 1, 1998.

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

     Incremental direct expenses are direct expenses which would not be incurred except for the requirements of the securities regulatory authorities. Such expenses totaled $10,098, $8,609 and $7,175 in 1997, 1996 and 1995, respectively.

Note 7.   Oil and gas information (unaudited)

     The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.

                                                  Oil and NGLs          Gas
                                                     (bbls)            (mcf)
                                                  ------------      ----------

     Net proved reserves at January 1, 1995            654,540       2,371,307
     Revisions                                         167,493         551,417
     Sale of reserves                                  (24,388)        (58,371)
     Production                                        (61,178)       (217,496)
                                                  ------------      ----------

     Net proved reserves at December 31, 1995          736,467       2,646,857
     Revisions                                         183,451         866,997
     Production                                        (58,125)       (190,717)
                                                  ------------      ----------

     Net proved reserves at December 31, 1996          861,793       3,323,137
     Revisions                                          12,176      (1,986,781)
     Sale of reserves                                  (48,924)        (14,964)
     Production                                        (59,554)       (141,525)
                                                  ------------      ----------

     Net proved reserves at December 31, 1997          765,491       1,179,867
                                                  ------------      ----------

     The estimated present value of future net revenues of proved reserves, calculated using December 31, 1997 prices of $17.18 per barrel of oil $12.37 per barrel of NGLs and $2.19 per mcf of gas, discounted at 10% was approximately $2,849,000 and undiscounted was $4,776,000 at December 31, 1997. Subsequent to
                                       20

December 31, 1997, the prices of oil and gas have been  declining,  and on March
19,  1998,  the  average  prices  for  the   Partnership's   oil  and  gas  were
approximately  $12.00 and $2.05,  respectively.

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

Note 8.   Major customers

     The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                           1997           1996           1995
                                         ---------      ---------     ---------

        Genesis Crude Oil, L.P.             62%            62%           64%
        Western Gas Resources, Inc.         18%            15%           13%

     The above customers represent 68% of total accounts receivable at December 31, 1997.

     Pioneer USA is party to a long-term agreement pursuant to which Pioneer USA and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On November 25, 1996, Pioneer USA consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $55,232 due from Genesis at December 31, 1997.

Note 9.   Organization and operations

     The Partnership was organized July 1, 1983 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       General partners - The general partners of the Partnership are Pioneer USA and EMPL. Pioneer USA, the managing general partner, has the power and authority to manage, control and administer all Partnership affairs.

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

Note 10.  Disposition of Assets

     A gain on disposition of assets of $194,795 was recognized during 1997 from the sale of 16 oil and gas wells.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, Pioneer USA, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. Pioneer USA is a wholly-owned subsidiary of Pioneer, a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age at
                         December 31,
        Name                 1997                     Position

Scott D. Sheffield            45        President and Director

Timothy L. Dove               41        Executive Vice President and Director

Dennis E. Fagerstone          48        Executive Vice President and Director

Mark L. Withrow               50        Executive Vice President, General
                                          Counsel and Director

M. Garrett Smith              36        Executive Vice President, Chief
                                          Financial Officer and Director

Mel Fischer                   63        Executive Vice President

Lon C. Kile                   42        Executive Vice President

Rich Dealy                    31        Vice President and Chief Accounting
                                          Officer

     Scott D. Sheffield. Mr. Sheffield is a distinguished graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President and a director of Pioneer USA. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President
- Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of Mesa from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a B. S. in Accounting and Texas Tech University with a Juris Doctorate degree, became Executive Vice President, General Counsel and Secretary of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Withrow was Vice President - General Counsel of Parker & Parsley from January 1991, when he joined Parker & Parsley, to January 1995, when he was appointed Senior Vice President - General Counsel. He was Parker & Parsley's Secretary from August 1992 until August 1997. Prior to joining Parker & Parsley, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     M. Garrett Smith. Mr. Smith, a graduate of The University of Texas with a B.S. in Electrical Engineering and Southern Methodist University with an M.B.A., was appointed Executive Vice President and Chief Financial Officer of Pioneer in December 1997. He served as Senior Vice President - Finance of Pioneer from August 1997 until December 1997. Mr. Smith was elected Senior Vice President - Finance and a director of Pioneer USA in August 1997. He served as Vice President - Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance of Mesa and from 1994 to 1996 he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as President, Occidental International Exploration and Production Company in March 1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental
Oil and  Gas  Corporation.   He  is  a  registered  geologist  in the  State  of

California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Ernst & Young.

     Rich Dealy. Mr. Dealy is a graduate of Eastern New Mexico University with a B.B.A. in Accounting and Finance and is a Certified Public Accountant. He became Vice President and Chief Accounting Officer of Pioneer and Pioneer USA in February 1998. Mr. Dealy served as Controller of Pioneer USA from August 1997 to February 1998. He served as Controller of Parker & Parsley from August 1995 to August 1997. Mr. Dealy joined Parker & Parsley as an Accounting Manager in July, 1992. He was previously employed with KPMG Peat Marwick as an Audit Senior, in charge of Parker & Parsley's audit.

ITEM 11.  Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in Pioneer USA, the managing general partner. Under the Partnership agreement, Pioneer USA pays 8% of the Partnership's acquisition, drilling and completion costs and 20% of its operating and general and administrative expenses. In return, Pioneer USA is allocated 20% of the
Partnership's  revenues.  See  Notes 6 and 9 of  Notes to  Financial  Statements
included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

EMPL is a co-general partner of the Partnership. Under this arrangement, EMPL pays 2% of the Partnership's acquisition, drilling and completion costs and 5% of its operating and general and administrative expenses. In return, EMPL is allocated 5% of the Partnership's revenues. EMPL does not receive any fees or reimbursements from the Partnership.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA and EMPL respectively own 80% and 20% of the general partners' interests in the Partnership. Pioneer USA owned 557 limited partner interests at January 1, 1998.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Pioneer USA, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of Pioneer USA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.  Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                              1997          1996         1995
                                            ---------    ---------    ---------
  Payment of lease operating and
    supervision charges in accordance
    with standard industry operating
    agreements                              $ 364,699    $ 344,400    $ 357,552

  Reimbursement of general and
    administrative expenses                 $  42,069    $  53,004    $  43,006

  Receipt of proceeds for the salvage
    value of retired oil and gas
    equipment                               $     -      $     886    $     -

  Purchase of oil and gas properties and
    related equipment, at predecessor cost  $   5,730    $     -      $   1,128

Under the limited partnership agreement, the general partners, Pioneer USA and EMPL, together pay 10% of Partnership's acquisition, drilling and completion costs and 25% of its operating and general and administrative expenses. In return, they are allocated 25% of the Partnership's revenues. Twenty percent of the general partners' share of costs and revenues is allocated to EMPL and the remainder is allocated to Pioneer USA. Certain former affiliates of Pioneer USA are limited partners of EMPL. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data", regarding the Partnership's participation with the managing general partner in oil and gas activities of the Partnership.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    1.    Financial statements

             The following are filed as part of this annual report:

                Independent Auditors' Report

                Balance sheets as of December 31, 1997 and 1996

                Statements of operations for the years  ended December 31, 1997,
                  1996 and 1995

                Statements of partners' capital for the years ended December 31,
                  1997, 1996 and 1995

                Statements of cash flows for the years  ended December 31, 1997,
                  1996 and 1995

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

                           PARKER & PARSLEY 83-A, LTD.

Dated: March 24, 1998             By:     Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


                                          By:     /s/ Scott D. Sheffield
                                                  Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Scott D. Sheffield     President and Director of             March 24, 1998
------------------------
Scott D. Sheffield         Pioneer USA


/s/ Timothy L. Dove        Executive Vice President and          March 24, 1998
------------------------
Timothy L. Dove            Director of Pioneer USA


/s/ Dennis E. Fagerstone   Executive Vice President and          March 24, 1998
------------------------
Dennis E. Fagerstone       Director of Pioneer USA


/s/ Mark L. Withrow        Executive Vice President, General     March 24, 1998
------------------------
Mark L. Withrow            Counsel and Director of Pioneer USA


/s/ M. Garrett Smith       Executive Vice President, Chief       March 24, 1998
------------------------
M. Garrett Smith           Financial Officer and Director
                           of Pioneer USA

/s/ Mel Fischer            Executive Vice President              March 24, 1998
------------------------
Mel Fischer                of Pioneer USA


/s/ Lon C. Kile            Executive Vice President of           March 24, 1998
------------------------
Lon C. Kile                Pioneer USA


/s/ Rich Dealy             Vice President and Chief Accounting   March 24, 1998
------------------------
Rich Dealy                 Officer of Pioneer USA

                           PARKER & PARSLEY 83-A, LTD.

                                INDEX TO EXHIBITS


The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                   Description                               Page

        3.1    Agreement of Limited Partnership of                        -
               Parker & Parsley 83-A, Ltd. incorporated by reference to Exhibit 4(e) of Partnership's
               Registration Statement on Form S-1
               (Registration No. 2-81398A), as amended
               on April 26, 1983, the effective date thereof
               (hereinafter called, the Partnership's
               Registration Statement)

        3.2    Amended and Restated Certificate of                        -
               Limited Partnership of Parker & Parsley 83-A,
               Ltd. incorporated by reference to Exhibit 3.2 of the Partnership's Annual Report on Form
               10-K for the period from July 1, 1983 (date of organization) through December 31, 1983

        4.1    Form of Subscription Agreement and                         -
               Power of Attorney incorporated by reference to Exhibit 4(b) of the Partnership's Registration
               Statement

        4.2    Specimen Certificate of Limited Partnership                -
               Interest incorporated by reference to Exhibit
               4(d) of the Partnership's Registration Statement

       27.1*   Financial Data Schedule                                    -

       99.1    Mutual Release and Indemnity Agreement dated               -
               May 25, 1993 incorporated by reference to
               Exhibit 99.1 of the Partnership's Annual Report
               on Form 10-K for the year ended December 31,
               1993

* filed herewith