Form 10-Q
period 1998-03-31
PARKER & PARSLEY 83-A LTD
filed 1998-05-04
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


          / x /  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997   ......................................   3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997..............................   4

           Statement of Partners' Capital for the three months
             ended March 31, 1998.......................................   5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997..............................   6

           Notes to Financial Statements................................   7

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................  10

           27.1    Financial Reporting Schedule

           Signatures...................................................  11

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       1998            1997
                                                    -----------    ------------
                                                    (Unaudited)
                 ASSETS
                 ------
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $385,583 at March 31
     and $172,776 at December 31                   $    386,083    $    173,276
  Accounts receivable - oil and gas sales               124,321         141,577
  Accounts receivable - other                               -           268,137
                                                    -----------     -----------

          Total current assets                          510,404         582,990
                                                    -----------     -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method               16,871,047      16,869,232
Accumulated depletion                               (14,495,396)    (14,437,106)
                                                    -----------     -----------

          Net oil and gas properties                  2,375,651       2,432,126
                                                    -----------     -----------

                                                   $  2,886,055    $  3,015,116
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
-------------------------------------
Current liabilities:
  Accounts payable - affiliate                     $     36,416    $     38,648

Partners' capital:
  General partners                                      312,226         336,024
  Limited partners (19,505 interests)                 2,537,413       2,640,444
                                                    -----------     -----------

                                                      2,849,639       2,976,468
                                                    -----------     -----------

                                                   $  2,886,055    $  3,015,116
                                                    ===========     ===========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three months ended
                                                                March 31,
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------
Revenues:
   Oil and gas                                        $ 263,279       $ 388,462
   Interest                                               4,955           2,748
                                                       --------        --------

                                                        268,234         391,210
                                                       --------        --------
Costs and expenses:
   Oil and gas production                               188,037         229,254
   General and administrative                             7,532          13,438
   Depletion                                             58,290          78,664
                                                       --------        --------

                                                        253,859         321,356
                                                       --------        --------

Net income                                            $  14,375       $  69,854
                                                       ========        ========
Allocation of net income:
   General partners                                   $  12,535       $  29,709
                                                       ========        ========

   Limited partners                                   $   1,840       $  40,145
                                                       ========        ========

Net income per limited partnership interest           $     .09       $    2.06
                                                       ========        ========

Distributions per limited partnership interest        $    5.38       $    8.20
                                                       ========        ========


   The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                              financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      General        Limited
                                      partners       partners        Total
                                    -----------    -----------    -----------

Balance at January 1, 1998          $   336,024    $ 2,640,444    $ 2,976,468

   Distributions                        (36,333)      (104,871)      (141,204)

   Net income                            12,535          1,840         14,375
                                     ----------     ----------     ----------

Balance at March 31, 1998           $   312,226    $ 2,537,413    $ 2,849,639
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Three months ended
                                                                 March 31,
                                                          ---------------------
                                                            1998         1997
                                                          ---------   ---------

Cash flows from operating activities:

   Net income                                             $  14,375   $  69,854
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depletion                                            58,290      78,664
 Changes in assets and liabilities:
   Accounts receivable                                       17,256      80,029
   Accounts payable                                          (2,232)      1,636
                                                           --------    --------

     Net cash provided by operating activities               87,689     230,183
                                                           --------    --------

Cash flows from investing activities:

   Additions to oil and gas properties                       (1,815)       (225)
   Proceeds from asset disposition                          268,137         -
                                                           --------    --------

     Net cash provided by (used in) investing activities    266,322        (225)
                                                           --------    --------
Cash flows used in financing activities:

   Cash distributions to partners                          (141,204)   (205,633)
                                                           --------    --------

Net increase in cash and cash equivalents                   212,807      24,325
Cash and cash equivalents at beginning of period            173,276     171,664
                                                           --------    --------

Cash and cash equivalents at end of period                $ 386,083   $ 195,989
                                                           ========    ========



   The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1.   Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.   Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 32% to $263,279 from $388,462 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 12,635 barrels of oil, 4,722 barrels of natural gas liquids ("NGLs") and 24,416 mcf of gas were sold, or 21,426 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 12,987 barrels of oil and 36,042 mcf of gas were sold, or 18,994 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.72, or 31%, from $21.83 for the three months ended March 31, 1997 to $15.11 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $6.84. The average price received per mcf of gas decreased 44% from $2.91 during the three months ended March 31, 1997 to $1.64 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $253,859 for the three months ended March 31, 1998 as compared to $321,356 for the same period in 1997, a decrease of $67,497, or 21%. This decrease was attributable to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $188,037 for the three months ended March 31, 1998 and $229,254 for the same period in 1997 resulting in a $41,217 decrease, or 18%. The decrease was due to decreases in well maintenance costs, workover expenses, production taxes and the sale of 16 oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 44% from $13,438 for the three months ended March 31, 1997 to $7,532 for the same period in 1998.

Depletion was $58,290 for the three months ended March 31, 1998 compared to $78,664 for the same period in 1997, a decrease of $20,374, or 26%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges take in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $142,494 during the three months ended March 31, 1998 from the same period in 1997. This decrease was attributable to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $268,137 were received during the three months ended March 31, 1998 from the sale of 16 oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $141,204 of which $36,333 was distributed to the general partners and $104,871 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $205,633 of which $45,692 was distributed to the general partners and $159,941 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

       27.1  Financial Data Schedule

(b)  Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)



                               S I G N A T U R E S



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PARKER & PARSLEY 83-A, LTD.

                                    By:      Pioneer Natural Resources USA, Inc.
                                              Managing General Partner



Dated:  May 1, 1998                 By:      /s/ Rich Dealy
                                             -----------------------------------
                                             Rich Dealy, Vice President
                                               and Chief Accounting Officer