Form 10-Q
period 1998-06-30
PARKER & PARSLEY 83-A LTD
filed 1998-08-03
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998
                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997..............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1  Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    June 30,       December 31,
                                                      1998             1997
                                                  ------------     ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $408,207 at June 30
     and $172,776 at December 31                  $    408,707     $    173,276
  Accounts receivable:
     Oil and gas sales                                 114,263          141,577
     Other                                                 -            268,137
                                                   -----------      -----------
          Total current assets                         522,970          582,990
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              16,876,929       16,869,232
Accumulated depletion                              (14,575,786)     (14,437,106)
                                                   -----------      -----------
          Net oil and gas properties                 2,301,143        2,432,126
                                                   -----------      -----------
                                                  $  2,824,113     $  3,015,116
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     43,133     $     38,648
Partners' capital:
  General partners                                     306,194          336,024
  Limited partners (19,505 interests)                2,474,786        2,640,444
                                                   -----------      -----------
                                                     2,780,980        2,976,468
                                                   -----------      -----------
                                                  $  2,824,113     $  3,015,116
                                                   ===========      ===========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 234,748   $ 340,309   $ 498,027   $ 728,771
  Interest                            5,066       2,931      10,021       5,679
  Gain on disposition of assets       3,702         -         3,702         -
                                   --------    --------    --------    --------
                                    243,516     343,240     511,750     734,450
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            192,845     210,578     380,882     439,832
  General and administrative          9,429      11,715      16,961      25,153
  Depletion                          80,390      84,331     138,680     162,995
                                   --------    --------    --------    --------
                                    282,664     306,624     536,523     627,980
                                   --------    --------    --------    --------
Net income (loss)                 $ (39,148)  $  36,616   $ (24,773)  $ 106,470
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $   2,023   $  22,180   $  14,558   $  51,889
                                   ========    ========    ========    ========
  Limited partners                $ (41,171)  $  14,436   $ (39,331)  $  54,581
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   (2.11)  $     .74   $   (2.02)  $    2.80
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    1.10   $    6.00   $    6.48   $   14.20
                                   ========    ========    ========    ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General        Limited
                                    partners       partners        Total
                                   ----------     ----------     ----------

Balance at January 1, 1998         $  336,024     $2,640,444     $2,976,468

   Distributions                      (44,388)      (126,327)      (170,715)

   Net income (loss)                   14,558        (39,331)       (24,773)
                                    ---------      ---------      ---------

Balance at June 30, 1998           $  306,194     $2,474,786     $2,780,980
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                             June 30,
                                                     -------------------------
                                                        1998           1997
                                                     ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                  $  (24,773)    $  106,470
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                        138,680        162,995
       Gain on disposition of assets                     (3,702)           -
  Changes in assets and liabilities:
     Accounts receivable                                 27,314        103,812
     Accounts payable                                     4,485         13,034
                                                      ---------      ---------
           Net cash provided by operating
             activities                                 142,004        386,311
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (7,697)        (1,432)
  Proceeds from asset disposition                       271,839            -
                                                      ---------      ---------
           Net cash provided by (used in)
             investing activities                       264,142         (1,432)
                                                      ---------      ---------
Cash flows from financing activities:
  Cash distributions to partners                       (170,715)      (359,570)
                                                      ---------      ---------
Net increase in cash and cash equivalents               235,431         25,309
Cash and cash equivalents at beginning of period        173,276        171,664
                                                      ---------      ---------
Cash and cash equivalents at end of period           $  408,707     $  196,973
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 32% to $498,027 from $728,771 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 24,420 barrels of oil, 9,853 barrels of natural gas liquids ("NGLs") and 48,253 mcf of gas were sold, or

42,315 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 25,751 barrels of oil and 83,941 mcf of gas were sold, or 39,741 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $5.97, or 29%, from $20.28 for the six months ended June 30, 1997 to $14.31 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.13. The average price received per mcf of gas decreased 34% from $2.46 during the six months ended June 30, 1997 to $1.62 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $3,702 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of 16 oil and gas wells during 1997.

Costs and Expenses:

Total costs and expenses decreased to $536,523 for the six months ended June 30, 1998 as compared to $627,980 for the same period in 1997, a decrease of $91,457, or 15%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $380,882 for the six months ended June 30, 1998 and $439,832 for the same period in 1997 resulting in a $58,950 decrease, or 13%. The decrease was due to declines in well maintenance costs, workover expenses, production taxes and the sale of 16 oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 33% from $25,153 for the six months ended June 30, 1997 to $16,961 for the same period in 1998.

Depletion was $138,680 for the six months ended June 30, 1998 compared to $162,995 for the same period in 1997. This represented a decrease in depletion of $24,315, or 15%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 1,331 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 31% to $234,748 from $340,309 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 11,785 barrels of oil, 5,131 barrels of NGLs and 23,837 mcf of gas were sold, or 20,889 BOEs. For the three months ended June 30, 1997, 12,764 barrels of oil and 47,899 mcf of gas were sold, or 20,747 BOEs.

The average price received per barrel of oil decreased $5.25, or 28%, from $18.71 for the three months ended June 30, 1997 to $13.46 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.40. The average price received per mcf of gas decreased 25% to $1.60 for the three months ended June 30, 1998 from $2.12 in 1997.

A gain on disposition of assets of $3,702 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of 16 oil and gas wells during 1997.

Costs and Expenses:

Total costs and expenses decreased to $282,664 for the three months ended June 30, 1998 as compared to $306,624 for the same period in 1997, a decrease of $23,960, or 8%. This decrease was due to declines in production costs, depletion and G&A.

Production costs were $192,845 for the three months ended June 30, 1998 and $210,578 for the same period in 1997 resulting in a $17,733 decrease, or 8%. The decrease was due to declines in well maintenance costs, production taxes and the sale of 16 oil and gas wells during 1997.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 20% from $11,715 for the three months ended June 30, 1997 to $9,429 for the same period in 1998.

Depletion was $80,390 for the three months ended June 30, 1998 compared to $84,331 for the same period in 1997. This represented a decrease in depletion of $3,941, or 5%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 979 barrels for the period ended June 30, 1998 compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $244,307 during the six months ended June 30, 1998 from the same period in 1997. This decrease was attributable to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investment activities during the six months ended June 30, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $271,839 were received during the six months ended June 30, 1998 from the sale of 16 oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $170,715 of which $44,388 was distributed to the general partners and $126,327 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $359,570 of which $82,599 was distributed to the general partners and $276,971 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June

1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 83-A, LTD.

                                      By:  Pioneer Natural Resources USA, Inc.
                                            Managing General Partner




Dated:  August 3, 1998                By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer