Form 10-Q
period 1999-06-30
PARKER & PARSLEY 83-A LTD
filed 1999-08-09
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.....................................    5

           Statements of Cash Flows for the six months
             ended June 30, 1999 and 1998............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1  Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   June 30,        December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                 (Unaudited)
                      ASSETS

Current assets:
     Cash                                        $    123,761     $     94,700
     Accounts receivable - oil and gas sales          146,474          101,658
                                                  -----------      -----------
          Total current assets                        270,235          196,358
                                                  -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             16,884,557       16,884,175
Accumulated depletion                             (15,482,848)     (15,388,824)
                                                  -----------      -----------
          Net oil and gas properties                1,401,709        1,495,351
                                                  -----------      -----------
                                                 $  1,671,944     $  1,691,709
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     42,190     $     23,407

Partners' capital:
  General partners                                    168,330          164,245
  Limited partners (19,505 interests)               1,461,424        1,504,057
                                                  -----------      -----------
                                                    1,629,754        1,668,302
                                                  -----------      -----------
                                                 $  1,671,944     $  1,691,709
                                                  ===========      ===========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended       Six months ended
                                       June 30,                 June 30,
                                 ---------------------   ---------------------
                                   1999        1998        1999        1998
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 265,731   $ 234,748   $ 439,976   $ 498,027
  Interest                           1,145       5,066       2,231      10,021
  Gain on disposition of assets        -         3,702         -         3,702
                                  --------    --------    --------    --------
                                   266,876     243,516     442,207     511,750
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           187,295     192,845     369,495     380,882
  General and administrative         8,752       9,429      15,845      16,961
  Depletion                         30,992      80,390      94,024     138,680
                                  --------    --------    --------    --------
                                   227,039     282,664     479,364     536,523
                                  --------    --------    --------    --------
Net income (loss)                $  39,837   $ (39,148)  $ (37,157)  $ (24,773)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  General partners               $  14,803   $   2,023   $   5,476   $  14,558
                                  ========    ========    ========    ========
  Limited partners               $  25,034   $ (41,171)  $ (42,633)  $ (39,331)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    1.28   $   (2.11)  $   (2.19)  $   (2.02)
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $     -     $    1.10   $     -     $    6.48
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    General        Limited
                                    partners       partners        Total
                                   ----------     ----------    -----------

Balance at January 1, 1999         $  164,245     $1,504,057     $1,668,302

   Distributions                       (1,391)           -           (1,391)

   Net income (loss)                    5,476        (42,633)       (37,157)
                                    ---------      ---------      ---------

Balance at June 30, 1999           $  168,330     $1,461,424     $1,629,754
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six months ended
                                                          June 30,
                                                --------------------------
                                                   1999           1998
                                                ----------    ------------
Cash flows from operating activities:
  Net loss                                      $  (37,157)   $   (24,773)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depletion                                    94,024        138,680
       Gain on disposition of assets                   -           (3,702)
  Changes in assets and liabilities:
     Accounts receivable                           (44,816)        27,314
     Accounts payable                               18,783          4,485
                                                 ---------     ----------
           Net cash provided by operating
             activities                             30,834        142,004
                                                 ---------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties               (1,192)        (7,697)
  Proceeds from asset disposition                      810        271,839
                                                 ---------     ----------
           Net cash provided by (used in)
             investing activities                     (382)       264,142
                                                 ---------     ----------
Cash flows used in financing activities:
  Cash distributions to partners                    (1,391)      (170,715)
                                                 ---------     ----------
Net increase in cash                                29,061        235,431
Cash at beginning of period                         94,700        173,276
                                                 ---------     ----------
Cash at end of period                           $  123,761    $   408,707
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 12% to $439,976 from $498,027 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1998, 21,076 barrels of oil, 12,312 barrels of natural gas liquids ("NGLs") and 52,185 mcf of gas were sold, or 42,086 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 24,420 barrels of oil, 9,853 barrels of NGLs and 48,253 mcf of gas were sold, or 42,315 BOEs.

The average price received per barrel of oil decreased $1.40, or 10%, from $14.31 for the six months ended June 30, 1998 to $12.91 for the same period in 1999. The average price received per barrel of NGLs increased slightly from $7.13 during the six months ended June 30, 1998 to $7.21 for the same period in 1999. The average price received per mcf of gas decreased 6% from $1.62 during the six months ended June 30, 1998 to $1.52 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $3,702 was recognized during the six months ended June 30, 1998 from post closing adjustments received from the sale of 16 oil and gas wells during 1997.

Costs and Expenses:

Total costs and expenses decreased to $479,364 for the six months ended June 30, 1999 as compared to $536,523 for the same period in 1998, a decrease of $57,159, or 11%. This decrease was due to declines in depletion, production costs and general and administrative expenses ("G&A").

Production costs were $369,495 for the six months ended June 30, 1999 and $380,882 for the same period in 1998 resulting in an $11,387 decrease, or 3%. The decrease was due to declines in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $16,961 for the six months ended June 30, 1998 to $15,845 for the same period in 1999.

Depletion was $94,024 for the six months ended June 30, 1999 compared to $138,680 for the same period in 1999, a decrease of $44,656, or 32%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 due to higher commodity prices, a reduction in oil production of 3,344 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 13% to $265,731 from $234,748 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 1999, 10,609 barrels of oil, 7,264 barrels of NGLs and 28,207 mcf of gas were sold, or 22,574 BOEs. For the three months ended June 30, 1998, 11,785 barrels of oil, 5,131 barrels of NGLs and 23,837 mcf of gas were sold, or 20,889 BOEs.

The average price received per barrel of oil increased $1.39, or 10%, from $13.46 for the three months ended June 30, 1998 to $14.85 for the same period in 1999. The average price received per barrel of NGLs increased $1.17, or 16%, from $7.40 during the three months ended June 30, 1998 to $8.57 for the same period in 1999. The average price received per mcf of gas increased slightly to $1.63 for the three months ended June 30, 1999 from $1.60 in 1998.

A gain on disposition of assets of $3,702 was recognized during the three months ended June 30, 1998 from post closing adjustments received from the sale of 16 oil and gas wells during 1997.

Costs and Expenses:

Total costs and expenses decreased to $227,039 for the three months ended June 30, 1999 as compared to $282,664 for the same period in 1998, a decrease of $55,625, or 20%. This decrease was due to declines in depletion, production costs and G&A.

Production costs were $187,295 for the three months ended June 30, 1999 and $192,845 for the same period in 1998 resulting in a $5,550 decrease, or 3%. The decrease was due to lower well maintenance costs and a decline in ad valorem taxes.

During this period, G&A decreased, in aggregate, 7% from $9,429 for the three months ended June 30, 1998 to $8,752 for the same period in 1999.

Depletion was $30,992 for the three months ended June 30, 1999 compared to $80,390 for the same period in 1998. This represented a decrease in depletion of $49,398, or 61%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 1,176 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $111,170 during the six months ended June 30, 1999 from the same period in 1998. This decrease was attributable to a decline in oil and gas sales receipts, offset by declines in production costs and G&A expenses paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investment activities during the six months ended June 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $810 were received during the six months ended June 30, 1999 from equipment credits on active properties. Proceeds of $271,839 were received during the same period in 1998 from the sale of 16 oil and gas wells during 1997.

Net Cash Used in Financing Activities

For the six months ended June 30, 1999, $1,391 was distributed to the general partners with no distribution to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $170,715 of which $44,388 was distributed to the general partners and $126,327 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.
                                       11

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                   PARKER & PARSLEY 83-A, LTD.

                              By:  Pioneer Natural Resources USA, Inc.
                                    Managing General Partner




Dated:  August 6, 1999        By:    /s/ Rich Dealy
                                   -----------------------------------------
                                   Rich Dealy, Vice President and
                                   Chief Accounting Officer