Form 10-Q
period 1999-09-30
PARKER & PARSLEY 83-A LTD
filed 1999-11-09
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999



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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998..............    4

            Statement of Partners' capital for the nine months
              ended September 30, 1999..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                       Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   12

            27.1   Financial Data Schedule

            Signatures..............................................   13

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1999            1998
                                                  ------------     ------------
                                                  (Unaudited)

                 ASSETS

Current assets:
  Cash                                            $    143,056     $     94,700
  Accounts receivable - oil and gas sales              185,162          101,658
                                                   -----------      -----------
        Total current assets                           328,218          196,358
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              16,890,224       16,884,175
Accumulated depletion                              (15,518,914)     (15,388,824)
                                                   -----------      -----------
        Net oil and gas properties                   1,371,310        1,495,351
                                                   -----------      -----------
                                                  $  1,699,528     $  1,691,709
                                                   ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     49,819     $     23,407

Partners' capital:
  General partners                                     177,499          164,245
  Limited partners (19,505 interests)                1,472,210        1,504,057
                                                   -----------      -----------
                                                     1,649,709        1,668,302
                                                   -----------      -----------
                                                  $  1,699,528     $  1,691,709
                                                   ===========      ===========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 374,150   $ 213,150   $ 814,126   $ 711,177
  Interest                            2,031       5,165       4,262      15,186
  Gain on disposition of assets         -           -           -         3,702
                                   --------    --------    --------    --------
                                    376,181     218,315     818,388     730,065
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            195,280     159,398     564,775     540,280
  General and administrative         15,687       6,394      31,532      23,355
  Depletion                          36,066      63,771     130,090     202,451
                                   --------    --------    --------    --------
                                    247,033     229,563     726,397     766,086
                                   --------    --------    --------    --------
Net income (loss)                 $ 129,148   $ (11,248)  $  91,991   $ (36,021)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  General partners                $  38,132   $   6,754   $  43,608   $  21,312
                                   ========    ========    ========    ========
  Limited partners                $  91,016   $ (18,002)  $  48,383   $ (57,333)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    4.67   $    (.92)  $    2.48   $   (2.94)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    4.11   $   13.00   $    4.11   $   19.48
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       General        Limited
                                       partners       partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $  164,245     $1,504,057     $1,668,302

    Distributions                        (30,354)       (80,230)      (110,584)

    Net income                            43,608         48,383         91,991
                                       ---------      ---------      ---------

Balance at September 30, 1999         $  177,499     $1,472,210     $1,649,709
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Nine months ended
                                                           September 30,
                                                    -------------------------
                                                       1999           1998
                                                    ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                $   91,991     $  (36,021)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depletion                                     130,090        202,451
         Gain on disposition of assets                     -           (3,702)
   Changes in assets and liabilities:
         Accounts receivable                           (83,504)           526
         Accounts payable                               26,412         13,397
                                                     ---------      ---------
            Net cash provided by operating
              activities                               164,989        176,651
                                                     ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                  (6,859)       (10,161)
   Proceeds from asset dispositions                        810        271,839
                                                     ---------     ----------
            Net cash provided by (used in)
              investing activities                      (6,049)       261,678
                                                     ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                     (110,584)      (490,038)
                                                     ---------      ---------
Net increase (decrease) in cash                         48,356        (51,709)
Cash at beginning of period                             94,700        173,276
                                                     ---------      ---------
Cash at end of period                               $  143,056     $  121,567
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 14% to $814,126 from $711,177 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 1999, 33,186 barrels of oil, 19,939 barrels of natural gas liquids ("NGLs") and 85,102 mcf of gas were sold, or 67,309 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 35,632 barrels of oil, 15,218 barrels of NGLs and 72,915 mcf of gas were sold, or 63,003 BOEs.

The average price received per barrel of oil increased $1.40, or 10%, from $13.71 for the nine months ended September 30, 1998 to $15.11 for the same period in 1999. The average price received per barrel of NGLs increased $1.57, or 23%, from $6.77 during the nine months ended September 30, 1998 to $8.34 for the same period in 1999. The average price received per mcf of gas increased 5% from $1.64 for the nine months ended September 30, 1998 to $1.72 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $726,397 for the nine months ended September 30, 1999 as compared to $766,086 for the same period in 1998, a decrease of $39,689, or 5%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $564,775 for the nine months ended September 30, 1999 and $540,280 for the same period in 1998 resulting in a $24,495 increase, or 5%. The increase was due to increases in production taxes and well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $23,355 for the nine months ended September 30, 1998 to $31,532 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $130,090 for the nine months ended September 30, 1999 compared to $202,451 for the same period in 1998, representing a decrease of $72,361, or 36%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 2,446 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 76% to $374,150 from $213,150 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 12,110 barrels of oil, 7,627 barrels of NGLs and 32,917 mcf of gas were sold, or 25,223 BOEs. For the three months ended September 30, 1998, 11,212 barrels of oil, 5,365 barrels of NGLs and 24,662 mcf of gas were sold, or 20,687 BOEs.

The average price received per barrel of oil increased $6.53, or 53%, from $12.40 for the three months ended September 30, 1998 to $18.93 for the three months ended September 30, 1999. The average price received per barrel of NGLs increased $4.06, or 67%, from $6.10 during the three months ended September 30, 1998 to $10.16 in 1999. The average price received per mcf of gas increased 22% from $1.68 for the three months ended September 30, 1998 to $2.05 for the same period in 1999.

Costs and Expenses:

Total costs and expenses increased to $247,033 for the three months ended September 30, 1999 as compared to $229,563 for the same period in 1998, an increase of $17,470, or 8%. This increase was due to increases in production costs and G&A, offset by a decrease in depletion.

Production costs were $195,280 for the three months ended September 30, 1999 and $159,398 for the same period in 1998 resulting in a $35,882 increase, or 23%. This increase was due to increases in production taxes and well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in ad valorem taxes.

During this period, G&A increased from $6,394 for the three months ended September 30, 1998 to $15,687 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $36,066 for the three months ended September 30, 1999 compared to $63,771 for the same period in 1998, representing a decrease of $27,705, or 43%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998, offset by an increase in oil production of 898 barrels for the three months ended September 30, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $11,662 during the nine months ended September 30, 1999 compared to the same period in 1998. This decrease was primarily due to an increase in production costs paid of $33,740 and a decline in interest income of $10,924, offset by an increase in oil and gas sales receipts of $18,919 and a decline in G&A expenses paid of $14,083.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investment activities during the nine months ended September 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $810 were received during the nine months ended September 30, 1999 from equipment credits on active properties. Proceeds of $271,839 were received during the same period in 1998 from the sale of 16 oil and gas wells during 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $110,584 of which $30,354 was distributed to the general partners and $80,230 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $490,038 of which $110,147 was distributed to the general partners and $379,891 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 83-A, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 1999          By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer