Form 10-Q
period 2000-03-31
PARKER & PARSLEY 83-A LTD
filed 2000-05-08
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                          Commission File No. 2-81398A

                           PARKER & PARSLEY 83-A, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                            75-1891384
         ---------------------------------------      ---------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999 .......................................   3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999.............................   4

            Statement of Partners' Capital for the three months
              ended March 31, 2000......................................   5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999.............................   6

            Notes to Financial Statements...............................   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   9

            27.1    Financial Reporting Schedule

            Signatures..................................................  10

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     2000             1999
                                                 ------------     ------------
                                                 (Unaudited)
                      ASSETS
Current assets:
  Cash                                           $    125,559     $    143,823
  Accounts receivable - oil and gas sales             212,635          189,995
                                                  -----------      -----------
          Total current assets                        338,194          333,818
                                                  -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             16,894,055       16,892,307
Accumulated depletion                             (15,562,830)     (15,541,219)
                                                  -----------      -----------
          Net oil and gas properties                1,331,225        1,351,088
                                                  -----------      -----------
                                                 $  1,669,419     $  1,684,906
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     37,091     $     32,852

Partners' capital:
  General partners                                    180,409          182,491
  Limited partners (19,505 interests)               1,451,919        1,469,563
                                                  -----------      -----------
                                                    1,632,328        1,652,054
                                                  -----------      -----------
                                                 $  1,669,419     $  1,684,906
                                                  ===========      ===========

  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                              March 31,
                                                     ------------------------
                                                        2000          1999
                                                     ---------      ---------
Revenues:
   Oil and gas                                       $ 417,066      $ 174,245
   Interest                                              2,468          1,086
                                                      --------       --------
                                                       419,534        175,331
                                                      --------       --------
Costs and expenses:
   Oil and gas production                              216,331        182,200
   General and administrative                           12,903          7,093
   Depletion                                            21,606         63,032
                                                      --------       --------
                                                       250,840        252,325
                                                      --------       --------
Net income (loss)                                    $ 168,694      $ (76,994)
                                                      ========       ========

Allocation of net income (loss)
   General partners                                  $  45,512      $  (9,327)
                                                      ========       ========
   Limited partners                                  $ 123,182      $ (67,667)
                                                      ========       ========
Net income (loss) per limited partnership interest   $    6.32      $   (3.47)
                                                      ========       ========
Distributions per limited partnership interest       $    7.22      $     -
                                                      ========       ========


         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                    General         Limited
                                    partners        partners         Total
                                   ----------      ----------      ----------

Balance at January 1, 2000         $  182,491      $1,469,563      $1,652,054

   Distributions                      (47,594)       (140,826)       (188,420)

   Net income                          45,512         123,182         168,694
                                    ---------       ---------       ---------

Balance at March 31, 2000          $  180,409      $1,451,919      $1,632,328
                                    =========       =========       =========







         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                  ---------------------------
                                                     2000             1999
                                                  ----------       ----------
Cash flows from operating activities:
   Net income (loss)                              $  168,694       $  (76,994)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
        Depletion                                     21,606           63,032
 Changes in assets and liabilities:
   Accounts receivable                               (22,640)          (7,582)
   Accounts payable                                    4,239           10,548
                                                   ---------        ---------
           Net cash provided by (used in)
             operating activities                    171,899          (10,996)
                                                   ---------        ---------
Cash flows from investing activities:
   Additions to oil and gas properties                (1,743)          (1,192)

Cash flows used in financing activities:
   Cash distributions to partners                   (188,420)          (1,391)
                                                   ---------        ---------
Net decrease in cash                                 (18,264)         (13,579)
Cash at beginning of period                          143,823           94,700
                                                   ---------        ---------
Cash at end of period                             $  125,559       $   81,121
                                                   =========        =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 139% to $417,066 for the three months ended March 31, 2000 as compared to $174,245 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended March 31, 2000, 10,838 barrels of oil, 5,586 barrels of natural gas liquids ("NGLs") and 22,988 mcf of gas were sold, or 20,255 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 10,467 barrels of oil, 5,048 barrels of NGLs and 23,978 mcf of gas were sold, or 19,511 BOEs.

The average price received per barrel of oil increased $16.50, or 151%, from $10.94 for the three months ended March 31, 1999 to $27.44 for the same period in 2000. The average price received per barrel of NGLs increased $8.92, or 170%, from $5.26 for the three months ended March 31, 1999 to $14.18 for the same period in 2000. The average price received per mcf of gas increased 28% from $1.38 during the three months ended March 31, 1999 to $1.76 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $250,840 for the three months ended March 31, 2000 as compared to $252,325 for the same period in 1999, a decrease of $1,485. This decrease was attributable to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $216,331 for the three months ended March 31, 2000 and $182,200 for the same period in 1999 resulting in a $34,131 increase, or 19%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 82% from $7,093 for the three months ended March 31, 1999 to $12,903 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $21,606 for the three months ended March 31, 2000 compared to $63,032 for the same period in 1999, a decrease of $41,426, or 66%. The decrease was the result of an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices, offset by an increase in oil production of 371 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased $182,895 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $229,144 in oil and gas sales receipts, offset by increases in operating costs paid of $36,242 and G&A expenses paid of $10,007.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 2000 and 1999 were related to expenditures for equipment upgrades on active oil and gas properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $188,420, of which $47,594 was distributed to the general partners and $140,826 to the limited partners. For the same period ended March 31, 1999, $1,391 was distributed to the general partners with no distribution to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                             PARKER & PARSLEY 83-A, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner

Dated:  May 8, 2000                By:      /s/ Rich Dealy
                                            -------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer