Form 10-Q
period 2000-06-30
PARKER & PARSLEY 83-A LTD
filed 2000-08-07
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000


                          Commission File No. 2-81398A

                           PARKER & PARSLEY 83-A, LTD.
             (Exact name of Registrant as specified in its charter)

               Texas                                      75-1891384
-----------------------------------------            ---------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999.............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1  Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                    June 30,      December 31,
                                                      2000           1999
                                                  ------------    ------------
                                                   (Unaudited)

                      ASSETS
Current assets:
     Cash                                         $    144,516    $    143,823
     Accounts receivable - oil and gas sales           223,512         189,995
                                                   -----------     -----------
          Total current assets                         368,028         333,818
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              16,900,232      16,892,307
Accumulated depletion                              (15,581,461)    (15,541,219)
                                                   -----------     -----------
          Net oil and gas properties                 1,318,771       1,351,088
                                                   -----------     -----------
                                                  $  1,686,799    $  1,684,906
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     49,377    $     32,852

Partners' capital:
  General partners                                     188,350         182,491
  Limited partners (19,505 interests)                1,449,072       1,469,563
                                                   -----------     -----------
                                                     1,637,422       1,652,054
                                                   -----------     -----------
                                                  $  1,686,799    $  1,684,906
                                                   ===========     ===========

  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended      Six months ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                   2000        1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 447,770   $ 265,731   $ 864,836   $ 439,976
  Interest                           2,956       1,145       5,424       2,231
                                  --------    --------    --------    --------
                                   450,726     266,876     870,260     442,207
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           226,945     187,295     443,276     369,495
  General and administrative        14,886       8,752      27,789      15,845
  Depletion                         18,632      30,992      40,238      94,024
                                  --------    --------    --------    --------
                                   260,463     227,039     511,303     479,364
                                  --------    --------    --------    --------
Net income (loss)                $ 190,263   $  39,837   $ 358,957   $ (37,157)
                                  ========    ========    ========    ========
Allocation of net income (loss):
  General partners               $  50,724   $  14,803   $  96,236   $   5,476
                                  ========    ========    ========    ========
  Limited partners               $ 139,539   $  25,034   $ 262,721   $ (42,633)
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    7.15   $    1.28   $   13.47   $   (2.19)
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                     General        Limited
                                     partners       partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 2000          $  182,491     $1,469,563     $1,652,054

   Distributions                       (90,377)      (283,212)      (373,589)

   Net income                           96,236        262,721        358,957
                                     ---------      ---------      ---------

Balance at June 30, 2000            $  188,350     $1,449,072     $1,637,422
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                             June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                  $  358,957    $  (37,157)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depletion                                         40,238        94,024
  Changes in assets and liabilities:
     Accounts receivable                                (33,517)      (44,816)
     Accounts payable                                    16,525        18,783
                                                      ---------     ---------
         Net cash provided by operating activities      382,203        30,834
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (7,921)       (1,192)
  Proceeds from asset disposition                           -             810
                                                      ---------     ---------
         Net cash used in investing activities           (7,921)         (382)
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (373,589)       (1,391)
                                                      ---------     ---------
Net increase in cash                                        693        29,061
Cash at beginning of period                             143,823        94,700
                                                      ---------     ---------
Cash at end of period                                $  144,516    $  123,761
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 97% to $864,836 for the six months ended June 30, 2000 as compared to $439,976 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 21,455 barrels of oil, 11,696 barrels of natural gas liquids ("NGLs") and 46,838 mcf of gas were sold, or 40,957 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 21,076 barrels of oil, 12,312 barrels of NGLs and 52,185 mcf of gas were sold, or 42,086 BOEs.

The average price received per barrel of oil increased $14.64, or 113%, from $12.91 for the six months ended June 30, 1999 to $27.55 for the same period in 2000. The average price received per barrel of NGLs increased $7.09, or 98%, from $7.21 during the six months ended June 30, 1999 to $14.30 for the same period in 2000. The average price received per mcf of gas increased 49% from $1.52 during the six months ended June 30, 1999 to $2.27 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $511,303 for the six months ended June 30, 2000 as compared to $479,364 for the same period in 1999, an increase of $31,939, or 7%. This increase was due to higher production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $443,276 for the six months ended June 30, 2000 and $369,495 for the same period in 1999 resulting in a $73,781 increase, or 20%. The increase was the result of additional well maintenance and workover costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 75% from $15,845 for the six months ended June 30, 1999 to $27,789 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $40,238 for the six months ended June 30, 2000 compared to $94,024 for the same period in 1999, a decrease of $53,786, or 57%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 379 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 69% to $447,770 for the three months ended June 30, 2000 as compared to $265,731 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 10,617 barrels of oil, 6,110 barrels of NGLs and 23,850 mcf of gas were sold, or 20,702 BOEs. For the three months ended June 30, 1999, 10,609 barrels of oil, 7,264 barrels of NGLs and 28,207 mcf of gas were sold, or 22,574 BOEs.

The average price received per barrel of oil increased $12.81, or 86%, from $14.85 for the three months ended June 30, 1999 to $27.66 for the same period in 2000. The average price received per barrel of NGLs increased $5.83, or 68%, from $8.57 during the three months ended June 30, 1999 to $14.40 for the same period in 2000. The average price received per mcf of gas increased 70% to $2.77 for the three months ended June 30, 2000 from $1.63 for the same period in 1999.

Costs and Expenses:

Total costs and expenses increased to $260,463 for the three months ended June 30, 2000 as compared to $227,039 for the same period in 1999, an increase of $33,424, or 15%. This increase was due to higher production costs and G&A, offset by a decline in depletion.

Production costs were $226,945 for the three months ended June 30, 2000 and $187,295 for the same period in 1999 resulting in a $39,650 increase, or 21%. This increase was the result of additional workover costs and well maintenance expense incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 70% from $8,752 for the three months ended June 30, 1999 to $14,886 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $18,632 for the three months ended June 30, 2000 compared to $30,992 for the same period in 1999, a decrease of $12,360, or 40%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $351,369 during the six months ended June 30, 2000 from the same period in 1999. This increase was attributable to an increase in oil and gas sales receipts of $439,352, offset by increases in operating costs paid of $70,995 and G&A expenses paid of $16,988.

Net Cash Used in Investing Activities

The Partnership's investment activities during the six months ended June 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $810 were received during the six months ended June 30, 1999 from equipment credits on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $373,589, of which $90,377 was distributed to the general partners and $283,212 to the limited partners. For the six months ended June 30, 1999, $1,391 was distributed to the general partners with no distribution to the limited partners.

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

                                            PARKER & PARSLEY 83-A, LTD.

                                       By:  Pioneer Natural Resources USA, Inc.
                                             Managing General Partner

Dated:  August 7, 2000                By:    /s/ Rich Dealy
                                            ------------------------------------
                                            Rich Dealy, Vice President and
                                            Chief Accounting Officer