Form 10-Q
period 2000-09-30
PARKER & PARSLEY 83-A LTD
filed 2000-11-08
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000



                          Commission File No. 2-81398A


                           PARKER & PARSLEY 83-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                             Texas                            75-1891384
          --------------------------------------------  ---------------------
                (State or other jurisdiction of           (I.R.S. Employer
                 incorporation or organization)         Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999...............    4

           Statement of Partners' capital for the nine months
             ended September 30, 2000...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                 September 30,   December 31,
                                                     2000           1999
                                                 ------------    ------------
                                                 (Unaudited)
                 ASSETS

Current assets:
  Cash                                           $    186,399    $    143,823
  Accounts receivable - oil and gas sales             225,607         189,995
                                                  -----------     -----------
        Total current assets                          412,006         333,818
                                                  -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             16,898,304      16,892,307
Accumulated depletion                             (15,601,576)    (15,541,219)
                                                  -----------     -----------
        Net oil and gas properties                  1,296,728       1,351,088
                                                  -----------     -----------
                                                 $  1,708,734    $  1,684,906
                                                  ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     58,857    $     32,852

Partners' capital:
  General partners                                    189,108         182,491
  Limited partners (19,505 interests)               1,460,769       1,469,563
                                                  -----------     -----------
                                                    1,649,877       1,652,054
                                                  -----------     -----------
                                                 $  1,708,734    $  1,684,906
                                                  ===========     ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended          Nine months ended
                                      September 30,               September 30,
                                ------------------------    ------------------------
                                   2000          1999          2000          1999
                                ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                   $  500,331    $  374,150    $1,365,167    $  814,126
  Interest                           3,991         2,031         9,415         4,262
                                 ---------     ---------     ---------     ---------
                                   504,322       376,181     1,374,582       818,388
                                 ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production           210,730       195,280       654,006       564,775
  General and administrative        17,886        15,687        45,675        31,532
  Depletion                         20,114        36,066        60,352       130,090
                                 ---------     ---------     ---------     ---------
                                   248,730       247,033       760,033       726,397
                                 ---------     ---------     ---------     ---------
Net income                      $  255,592    $  129,148    $  614,549    $   91,991
                                 =========     =========     =========     =========
Allocation of net income:
  General partners              $   67,634    $   38,132    $  163,870    $   43,608
                                 =========     =========     =========     =========
  Limited partners              $  187,958    $   91,016    $  450,679    $   48,383
                                 =========     =========     =========     =========
Net income per limited
  partnership interest          $     9.64    $     4.67    $    23.11    $     2.48
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     General        Limited
                                     partners       partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 2000          $  182,491     $1,469,563     $1,652,054

    Distributions                     (157,253)      (459,473)      (616,726)

    Net income                         163,870        450,679        614,549
                                     ---------      ---------      ---------

Balance at September 30, 2000       $  189,108     $1,460,769     $1,649,877
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  614,549    $   91,991
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         60,352       130,090
   Changes in assets and liabilities:
         Accounts receivable                              (35,612)      (83,504)
         Accounts payable                                  26,005        26,412
                                                        ---------     ---------
           Net cash provided by operating activities      665,294       164,989
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (5,992)       (6,859)
   Proceeds from asset dispositions                           -             810
                                                        ---------    ----------
           Net cash used in investing activities           (5,992)       (6,049)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (616,726)     (110,584)
                                                        ---------     ---------
Net increase in cash                                       42,576        48,356
Cash at beginning of period                               143,823        94,700
                                                        ---------     ---------
Cash at end of period                                  $  186,399    $  143,056
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 68% to $1,365,167 for the nine months ended September 30, 2000 as compared to $814,126 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 31,864 barrels of oil, 17,938 barrels of natural gas liquids ("NGLs") and 73,083 mcf of gas were sold, or 61,983 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 33,186 barrels of oil, 19,939 barrels of NGLs and 85,102 mcf of gas were sold, or 67,309 BOEs.

The average price received per barrel of oil increased $13.43, or 89%, from $15.11 for the nine months ended September 30, 1999 to $28.54 for the same period in 2000. The average price received per barrel of NGLs increased $6.33, or 76%, from $8.34 during the nine months ended September 30, 1999 to $14.67 for the same period in 2000. The average price received per mcf of gas increased 53% from $1.72 for the nine months ended September 30, 1999 to $2.64 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Costs and Expenses:

Total costs and expenses increased to $760,033 for the nine months ended September 30, 2000 as compared to $726,397 for the same period in 1999, an increase of $33,636, or 5%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $654,006 for the nine months ended September 30, 2000 and $564,775 for the same period in 1999 resulting in an $89,231 increase, or 16%. The increase was primarily due to higher production taxes of $43,236 associated with higher oil and gas prices and additional well maintenance costs of $24,517 and workover expenses of $17,698 incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 45% from $31,532 for the nine months ended September 30, 1999 to $45,675 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $60,352 for the nine months ended September 30, 2000 compared to $130,090 for the same period in 1999, a decrease of $69,738, or 54%. This decrease was attributable to an increase in proved reserves due to higher commodity prices and a decline in oil production of 1,322 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 34% to $500,331 for the three months ended September 30, 2000 as compared to $374,150 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended September 30, 2000, 10,409 barrels of oil, 6,242 barrels of NGLs and 26,245 mcf of gas were sold, or 21,025 BOEs. For the three months ended September 30, 1999, 12,110 barrels of oil, 7,627 barrels of NGLs and 32,917 mcf of gas were sold, or 25,223 BOEs.

The average price received per barrel of oil increased $11.64, or 61%, from $18.93 for the three months ended September 30, 1999 to $30.57 for the same period in 2000. The average price received per barrel of NGLs increased $5.22, or 51%, from $10.16 during the three months ended September 30, 1999 to $15.38 for the same period in 2000. The average price received per mcf of gas increased 60% from $2.05 for the three months ended September 30, 1999 to $3.28 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $248,730 for the three months ended September 30, 2000 as compared to $247,033 for the same period in 1999, an increase of $1,697. This increase was due to increases in production costs and G&A, offset by a decrease in depletion.

Production costs were $210,730 for the three months ended September 30, 2000 and $195,280 for the same period in 1999 resulting in a $15,450 increase, or 8%. This increase was primarily due to higher production taxes of $14,554 associated with higher oil and gas prices and additional workover costs of $2,815 incurred to stimulate well production, offset by a decline in well maintenance costs of $4,866.

During this period, G&A increased, in aggregate, 14% from $15,687 for the three months ended September 30, 1999 to $17,886 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $20,114 for the three months ended September 30, 2000 compared to $36,066 for the same period in 1999, representing a decrease of $15,952, or 44%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decrease in oil production of 1,701 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $500,305 during the nine months ended September 30, 2000 compared to the same period in 1999. This increase was due to an increase in oil and gas sales receipts of $604,086, offset by increases in production costs paid of $81,901 and G&A expenses paid of $21,880.

Net Cash Used in Investing Activities

The Partnership's investment activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $810 were received during the nine months ended September 30, 1999 from equipment credits on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $616,726, of which $157,253 was distributed to the general partners and $459,473 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $110,584, of which $30,354 was distributed to the general partners and $80,230 to the limited partners.

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


                                           PARKER & PARSLEY 83-A, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 2000           By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer