Form 10-K405
period 2000-12-31
PARKER & PARSLEY 83-A LTD
filed 2001-03-23
CIK 743456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on the original purchase price, the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $18,829,000.

             As of March 8, 2001, the number of outstanding limited
                       partnership interests was 19,505.

 The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

Parts I and II of this annual report on Form 10-K (the "Report") contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.     Business

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas. The Partnership's managing general partner is Pioneer Natural Resources USA, Inc. ("Pioneer USA") and its co-general partner is P&P Employees 83-A, Ltd. ("EMPL"), a Texas limited partnership whose general partner is Pioneer USA. Pioneer USA is a wholly-owned subsidiary of Pioneer Natural Resources Company ("Pioneer"). As of March 8, 2001, the Partnership had 19,505 limited partnership interests outstanding.

The Partnership does not have any employees of its own. Pioneer USA employs 701 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this Report is filed. Pioneer USA is responsible for all management functions.

The Partnership engages in oil and gas development and production and is not involved in any industry segment other than oil and gas. The Partnership's production is geographically concentrated in West Texas.

The principal markets during 2000 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the Partnership's oil producing properties. During 2000, Pioneer USA marketed the Partnership's gas to a variety of purchasers, none of which accounted for 10% or more of the Partnership's oil and gas revenues. Of the Partnership's total oil and gas revenues for 2000, approximately 53% was attributable to sales made to Plains Marketing, L.P. Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, natural gas liquids ("NGLs") and gas production.

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

Oil and gas production operations are subject to various types of regulations by local, state and federal agencies. The Partnership's operations are also subject to state conservation laws and regulations, including the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of wells. Each state generally imposes a production or severance tax with respect to production and sale of oil and gas within their respective jurisdictions. Noncompliance with the laws and regulations may subject the Partnership to penalties, damages or other liabilities and compliance may increase the cost of the Partnership's operations.

The oil and gas business is also subject to environmental hazards such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Partnership to substantial liability due to pollution and other environmental damages. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 69 oil and gas wells. Two wells were dry holes from previous periods, 22 wells have been sold and three wells have been plugged and abandoned due to unprofitable operations. At December 31, 2000, 42 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 2000, 1999 and 1998, and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been evaluated by Williamson Petroleum Consultants, Inc., an independent petroleum consultant.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the partners during the fourth quarter of 2000.

                                     PART II


ITEM 5.     Market for Limited Partnership Interests and Limited Partnership
              Distributions

At March 8, 2001, the Partnership had 19,505 outstanding limited partnership interests held of record by 1,273 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 2000 and 1999, distributions of $659,311 and $181,573, respectively, were made to the limited partners.

ITEM 6.      Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                      2000          1999          1998          1997         1996
                                   ----------    ----------    ----------    ----------   ----------
Operating results:

 Oil and gas sales                 $1,929,701    $1,176,562    $  910,252    $1,402,306    $1,768,325
                                    =========     =========     =========     =========     =========
 Impairment of oil and gas
    properties                     $      -      $      -      $  430,351    $1,194,023    $      -
                                    =========     =========     =========     =========     =========
 Gain on litigation
    settlement, net                $      -      $      -      $      -      $      -      $  852,211
                                    =========     =========     =========     =========     =========
 Net income (loss)                 $  929,165    $  229,546    $ (784,583)   $ (811,642)   $1,483,261
                                    =========     =========     =========     =========     =========
 Allocation of net income
    (loss):
      General partners             $  246,105    $   82,467    $  (52,520)   $   (1,662)   $  389,185
                                    =========     =========     =========     =========     =========
      Limited partners             $  683,060    $  147,079    $ (732,063)   $ (809,980)   $1,094,076
                                    =========     =========     =========     =========     =========
 Limited partners' net
    income (loss) per limited
    partnership interest           $    35.02    $     7.54    $   (37.53)   $   (41.53)   $    56.09
                                    =========     =========     =========     =========     =========
 Limited partners' cash
    distributions per limited
    partnership interest           $    33.80    $     9.31    $    20.73    $    24.50    $    72.73 (a)
                                    =========     =========     =========     =========     =========
At year end:

 Identifiable assets               $1,727,226    $1,684,906    $1,691,709    $3,015,116    $4,459,272
                                    =========     =========     =========     =========     =========
---------------
(a)   Including litigation settlement per limited partnership interest of $34.33 in 1996.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

2000 compared to 1999

The Partnership's oil and gas revenues increased 64% to $1,929,701 for 2000 as compared to $1,176,562 in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. In 2000, 43,334 barrels of oil, 23,345 barrels of natural gas liquids ("NGLs") and 94,612 mcf of gas were sold, or 82,448 barrel of oil equivalents ("BOEs"). In 1999, 43,654 barrels of oil, 25,584 barrels of NGLs and 109,716 mcf of gas were sold, or 87,524 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $12.58, or 74%, from $16.96 in 1999 to $29.54 in 2000. The average price received per barrel of NGLs increased $6.16, or 65%, from $9.42 in 1999 to $15.58 in 2000. The average price received per mcf of gas increased 70% from $1.78 in 1999 to $3.02 in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 2000.

A gain on disposition of assets of $1,801 recognized during 1999 was related to equipment credits received on one fully depleted well.

Total costs and expenses increased in 2000 to $1,014,313 as compared to $955,718 in 1999, an increase of $58,595, or 6%. The increase was primarily due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $867,551 in 2000 and $756,020 in 1999, resulting in a $111,531 increase, or 15%. The increase was primarily due to higher production taxes associated with higher oil and gas prices and additional workover and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased 39% from $47,303 in 1999 to $65,724 in 2000 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues. The Partnership paid the managing general partner $57,891 in 2000 and $35,297 in 1999 for G&A incurred on behalf of the Partnership. The remaining G&A was paid directly by the Partnership. The managing general partner determines the allocated expenses based upon the level of activity of the Partnership relative to the non-partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

Depletion was $81,038 in 2000 as compared to $152,395 in 1999. This represented a decrease of $71,357, or 47%. The decrease was primarily due to a 129,265 barrels of oil increase in proved reserves during 2000 as a result of higher commodity prices.

1999 compared to 1998

The Partnership's 1999 oil and gas revenues increased 29% to $1,176,562 from $910,252 in 1998. The increase in revenues resulted from higher average prices received and an increase in production from 1998 to 1999. In 1999, 43,654 barrels of oil, 25,584 barrels of NGLs and 109,716 mcf of gas were sold, or 87,524 BOEs. In 1998, 46,586 barrels of oil, 21,026 barrels of NGLs and 95,156 mcf of gas were sold, or 83,471 BOEs.

The average price received per barrel of oil increased $3.62, or 27%, from $13.34 in 1998 to $16.96 in 1999. The average price received per barrel of NGLs increased $2.93, or 45%, from $6.49 in 1998 to $9.42 in 1999. The average price received per mcf of gas increased 11% from $1.60 in 1998 to $1.78 in 1999.

A gain on disposition of assets of $1,801 recognized during 1999 was related to equipment credits received on one fully depleted well while the $3,702 gain recognized during 1998 was from final closing adjustments from the sale during 1997 of 16 oil and gas wells.

Total costs and expenses decreased in 1999 to $955,718 as compared to $1,715,723 in 1998, a decrease of $760,005, or 44%. The decrease was primarily due to declines in the impairment of oil and gas properties and depletion, offset by increases in production costs and G&A expenses.

Production costs were $756,020 in 1999 and $731,005 in 1998, resulting in a $25,015 increase, or 3%. The increase was attributable to additional well maintenance costs incurred to stimulate well production and production taxes due to increased oil and gas revenues, offset by a decline in ad valorem taxes.

During this period, G&A increased 43% from $33,000 in 1998 to $47,303 in 1999 primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues. The Partnership paid the managing general partner $35,297 in 1999 and $27,308 in 1998 for G&A incurred on behalf of the Partnership.

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

Depletion was $152,395 in 1999 compared to $521,367 in 1998. This represented a decrease of $368,972, or 71%. The decrease was the result of an increase in proved reserves of 416,430 barrels of oil during 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Petroleum industry

The petroleum industry has been characterized by volatile oil, NGL and natural gas commodity prices and relatively stable supplier costs during the three years ended December 31, 2000. During 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide oil supplies to exceed demand resulting in a substantial decline in oil prices. Also during 1998, but to a lesser extent, market prices for natural gas declined. During 1999 and 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other crude oil exporting nations announced reductions in their planned export volumes. Those announcements, together with the enactment of the announced reductions in export volumes, had a positive impact on world oil prices, as have overall natural gas supply and demand fundamentals on North American natural gas prices. Although the favorable commodity price environment and stable field service cost environment is expected to continue during 2001, there is no assurance that commodity prices will not return to a less favorable level or that field service costs will not escalate in the future, both of which could negatively impact the Partnership's future results of operations and cash distributions.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $620,642 during the year ended December 31, 2000 from 1999. This increase was due to an increase in oil and gas sales receipts of $760,015, offset by increases in production costs paid of $111,531, G&A expenses paid of $18,421 and working capital of $9,421. The increase in oil and gas receipts resulted from the increase in commodity prices during 2000 which contributed an additional $849,987 to oil and gas receipts, offset by $89,973 resulting from the decline in production during 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices and additional workover and well maintenance costs incurred to stimulate well production. The increase in G&A was primarily due to higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The   Partnership's   investing   activities   during  2000  and  1999  included
expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions in 1999 of $2,611 were from equipment credits received on active wells.

Net Cash Used in Financing Activities

In 2000, cash distributions to the partners were $887,776, of which $228,465 was distributed to the general partners and $659,311 to the limited partners. In 1999, cash distributions to the partners were $245,794, of which $64,221 was distributed to the general partners and $181,573 to the limited partners.

ITEM 8.     Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                          Page

Financial Statements of Parker & Parsley 83-A, Ltd:
  Independent Auditors' Report........................................      9
  Balance Sheets as of December 31, 2000 and 1999.....................     10
  Statements of Operations for the Years Ended December 31,
    2000, 1999 and 1998...............................................     11
  Statements of Partners' Capital for the Years Ended
    December 31, 2000, 1999 and 1998..................................     12
  Statements of Cash Flows for the Years Ended December 31,
    2000, 1999 and 1998...............................................     13
  Notes to Financial Statements.......................................     14

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 83-A, Ltd.
  (A Texas Limited Partnership):

We have audited the balance sheets of Parker & Parsley 83-A, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 83-A, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                       Ernst & Young LLP

Dallas, Texas
March 9, 2001

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                         2000              1999
                                                     ------------      ------------
                  ASSETS

Current assets:
   Cash                                              $    169,055      $    143,823
   Accounts receivable - oil and gas sales                279,239           189,995
                                                      -----------       -----------
          Total current assets                            448,294           333,818
                                                      -----------       -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                16,901,194        16,892,307
Accumulated depletion                                 (15,622,262)      (15,541,219)
                                                      -----------       -----------
          Net oil and gas properties                    1,278,932         1,351,088
                                                      -----------       -----------
                                                     $  1,727,226      $  1,684,906
                                                      ===========       ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                      $     33,783      $     32,852

Partners' capital:
   General partners                                       200,131           182,491
   Limited partners (19,505 interests)                  1,493,312         1,469,563
                                                      -----------       -----------
                                                        1,693,443         1,652,054
                                                      -----------       -----------
                                                     $  1,727,226      $  1,684,906
                                                      ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31




                                                         2000             1999            1998
                                                      ----------       ----------      ----------
Revenues:
  Oil and gas                                         $1,929,701       $1,176,562      $  910,252
  Interest                                                13,777            6,901          17,186
  Gain on disposition of assets                              -              1,801           3,702
                                                       ---------        ---------       ---------
                                                       1,943,478        1,185,264         931,140
                                                       ---------        ---------       ---------
Costs and expenses:
  Oil and gas production                                 867,551          756,020         731,005
  General and administrative                              65,724           47,303          33,000
  Impairment of oil and gas properties                       -                -           430,351
  Depletion                                               81,038          152,395         521,367
                                                       ---------        ---------       ---------
                                                       1,014,313          955,718       1,715,723
                                                       ---------        ---------       ---------
Net income (loss)                                     $  929,165       $  229,546      $ (784,583)
                                                       =========        =========       =========
Allocation of net income (loss):
  General partners                                    $  246,105       $   82,467      $  (52,520)
                                                       =========        =========       =========
  Limited partners                                    $  683,060       $  147,079      $ (732,063)
                                                       =========        =========       =========
Net income (loss) per limited partnership interest    $    35.02       $     7.54      $   (37.53)
                                                       =========        =========       =========




   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                                  General        Limited
                                                  partners       partners         Total
                                                -----------     -----------     ----------


Partners' capital at January 1, 1998            $   336,024      $2,640,444     $2,976,468

    Distributions                                  (119,259)       (404,324)      (523,583)

    Net loss                                        (52,520)       (732,063)      (784,583)
                                                 ----------       ---------      ---------
Partners' capital at December 31, 1998              164,245       1,504,057      1,668,302

    Distributions                                   (64,221)       (181,573)      (245,794)

    Net income                                       82,467         147,079        229,546
                                                 ----------       ---------      ---------
Partners' capital at December 31, 1999              182,491       1,469,563      1,652,054

    Distributions                                  (228,465)       (659,311)      (887,776)

    Net income                                      246,105         683,060        929,165
                                                 ----------       ---------      ---------
Partners' capital at December 31, 2000          $   200,131      $1,493,312     $1,693,443
                                                 ==========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31



                                                           2000          1999          1998
                                                        ----------    ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                    $  929,165    $  229,546    $ (784,583)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Impairment of oil and gas properties                    -             -         430,351
       Depletion                                            81,038       152,395       521,367
       Gain on disposition of assets                           -          (1,801)       (3,702)
   Changes in assets and liabilities:
       Accounts receivable                                 (89,244)      (88,337)       39,919
       Accounts payable                                        931         9,445       (15,241)
                                                         ---------     ---------     ---------
          Net cash provided by operating activities        921,890       301,248       188,111
                                                         ---------     ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                      (8,882)       (8,942)      (14,943)
   Proceeds from asset dispositions                            -           2,611       271,839
                                                         ---------     ---------     ---------
          Net cash provided by (used in) investing
           activities                                       (8,882)       (6,331)      256,896
                                                         ---------     ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                         (887,776)     (245,794)     (523,583)
                                                         ---------     ---------     ---------
Net increase (decrease) in cash                             25,232        49,123       (78,576)
Cash at beginning of year                                  143,823        94,700       173,276
                                                         ---------     ---------     ---------
Cash at end of year                                     $  169,055    $  143,823    $   94,700
                                                         =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

Note 1.     Organization and nature of operations

       Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas. The Partnership's general partners are Pioneer Natural Resources USA, Inc. ("Pioneer USA") and P&P Employees 83-A, Ltd. ("EMPL"). The Partnership's managing general partner is Pioneer USA.

       The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as evaluated by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in results of operations.

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

       Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner. Allocated expenses are determined by the managing general partner based upon the level of activity of the Partnership relative to the non- partnership activities of the managing general partner. The method of allocation has been consistent over the past several years with certain modifications incorporated to reflect changes in Pioneer USA's overall business activities.

       Reclassifications - Certain reclassifications may have been made to the 1999 and 1998 financial statements to conform to the 2000 financial statement presentations.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable. No such liabilities have been accrued as of December 31, 2000.

       Revenue recognition - The Partnership uses the entitlements method of accounting for oil, natural gas liquids ("NGLs") and natural gas revenues.

Note 3.     Impairment of long-lived assets

      In accordance with SFAS 121, the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of December 31, 2000, 1999 and 1998, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $430,351 related to its proved oil and gas properties during 1998.

Note 4.     Income taxes

      The financial statement basis of the Partnership's net assets and liabilities was $1,081,971 less than the tax basis at December 31, 2000.

      The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:

                                                                 2000        1999         1998
                                                              ---------    ---------    ---------

     Net income (loss) per statements of operations           $ 929,165    $ 229,546    $(784,583)
     Depletion and depreciation provisions for tax
       reporting purposes less than amounts for
       financial reporting purposes                              72,648      144,177      510,610
     Impairment of oil and gas properties for financial
       reporting purposes                                           -            -        430,351
     Other, net                                                  (2,243)        (235)         891
                                                               --------     --------     --------

             Net income per Federal income tax
              returns                                         $ 999,570    $ 373,488    $ 157,269
                                                               ========     ========     ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:

                                                                 2000        1999         1998
                                                              ---------    ---------    ---------

     Development costs                                        $   8,882    $   8,942    $  14,943
                                                               ========     ========     ========

       Capitalized oil and gas properties consist of the following:

                                                                  2000                1999
                                                              ------------        ------------

   Proved properties:
     Property acquisition costs                               $  1,000,072        $  1,000,072
     Completed wells and equipment                              15,901,122          15,892,235
                                                               -----------         -----------

                                                                16,901,194          16,892,307
     Accumulated depletion                                     (15,622,262)        (15,541,219)
                                                               -----------         -----------

                 Net oil and gas properties                   $  1,278,932        $  1,351,088
                                                               ===========         ===========

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner during the years ended December 31:


                                                                 2000         1999        1998
                                                              ---------    ---------    ---------
    Payment of lease operating and supervision
       charges in accordance with standard
       industry operating agreements                          $ 407,783    $ 397,884    $ 370,984

    Reimbursement of general and administrative
       expenses                                               $  57,891    $  35,297    $  27,308

       Pioneer USA, EMPL and the Partnership are parties to the partnership agreement. EMPL is a limited partnership in which Pioneer USA owns 79% and the remaining portion is owned by former affiliates. In addition, Pioneer USA owned 676 limited partner interests at January 1, 2001.

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

       Incremental direct expenses are direct expenses which would not be incurred except for the requirements of the securities regulatory authorities. Such expenses totaled $7,833, $12,006 and $5,692 in 2000, 1999 and 1998, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 2000, 1999 and 1998 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved developed and located within the United States. The Partnership's reserves are based on an evaluation prepared by Williamson Petroleum Consultants, Inc., an independent petroleum consultant, using criteria established by the Securities and Exchange Commission.

                                                        Oil and NGLs         Gas
                                                           (bbls)           (mcf)
                                                        ------------    -------------

     Net proved reserves at January 1, 1998                  765,491       1,179,867
     Revisions                                              (361,806)       (528,746)
     Production                                              (67,612)        (95,156)
                                                          ----------      ----------

     Net proved reserves at December 31, 1998                336,073         555,965
     Revisions                                               714,690       1,245,944
     Production                                              (69,238)       (109,716)
                                                          ----------      ----------

     Net proved reserves at December 31, 1999                981,525       1,692,193
     Revisions                                               124,418         (56,128)
     Production                                              (66,679)        (94,612)
                                                          ----------      ----------

     Net proved reserves at December 31, 2000              1,039,264       1,541,453
                                                          ==========      ==========

       As of December 31, 2000, the estimated present value of future net revenues of proved reserves, calculated using December 31, 2000 prices of $26.61 per barrel of oil, $13.13 per barrel of NGLs and $7.87 per mcf of gas, discounted at 10% was approximately $7,532,000 and undiscounted was $14,892,000.

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

Disclosures about Oil & Gas Producing Activities

Standardized Measure of Discounted Future Net Cash Flows

      The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. A Federal income tax provision has not been calculated as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

      Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.


                                                       For the years ended December 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ---------     ---------    ---------
                                                                 (in thousands)
Oil and gas producing activities:
   Future cash inflows                               $  34,721     $  24,100    $   3,651
   Future production costs                             (19,829)      (14,511)      (2,932)
                                                      --------      --------     --------
                                                        14,892         9,589          719
   10% annual discount factor                           (7,360)       (4,422)        (207)
                                                      --------      --------     --------
   Standardized measure of discounted
     future net cash flows                           $   7,532     $   5,167    $     512
                                                      ========      ========     ========


                                                       For the years ended December 31,
                                                     -----------------------------------
                                                        2000        1999         1998
                                                     ---------    ---------    ---------
                                                                 (in thousands)
   Oil and Gas Producing Activities:
     Oil and gas sales, net of production costs      $  (1,062)   $    (421)   $    (179)
     Net changes in prices and production costs          2,717        1,751       (1,843)
     Revisions of previous quantity estimates              713        4,985         (450)
     Accretion of discount                                 517           51          285
     Changes in production rates, timing and other        (520)      (1,711)        (151)
                                                      --------     --------     --------
     Change in present value of future net revenues      2,365        4,655       (2,338)
                                                      --------     --------     --------
     Balance, beginning of year                          5,167          512        2,850
                                                      --------     --------     --------
     Balance, end of year                            $   7,532    $   5,167    $     512
                                                      ========     ========     ========

Note 8.     Major customers

      The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                      2000         1999          1998
                                                     -------      -------      -------

             Plains Marketing, L.P.                    53%          52%            -
             Genesis Crude Oil, L.P.                    -            -            64%
             Western Gas Resources, Inc.                3%           5%           17%

       At December 31, 2000, the amount receivable from Plains Marketing, L.P. was $100,032 which is included in the caption "Accounts receivable - oil and gas sales" in the accompanying Balance Sheet.

       Pioneer USA is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Partnership to sell its oil, NGLs and gas production.

Note 9.     Partnership agreement

       The following is a brief summary of the more significant provisions of the limited partnership agreement:

       General partners - The general partners of the Partnership are Pioneer USA and EMPL. Pioneer USA, the managing general partner, has the power and authority to manage, control and administer all Partnership affairs. As managing general partner and operator of the Partnership's properties, all production expenses are incurred by Pioneer USA and billed to the Partnership. The majority of the Partnership's oil and gas revenues are received directly by the Partnership, however, a portion of the oil and gas revenue is initially received by Pioneer USA prior to being paid to the Partnership.

       Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

       Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $19,505,000. The general partners are required to contribute amounts equal to 10% of Partnership expenditures for lease acquisition, drilling and completion and 25% of direct, general and administrative and operating expenses.

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

                              Age at
                           December 31,
        Name                   2000                   Position
---------------------      ------------               --------
Scott D. Sheffield              48         President

Timothy L. Dove                 44         Executive Vice President, Chief
                                             Financial Officer and Director

Dennis E. Fagerstone            51         Executive Vice President and Director

Mark L. Withrow                 53         Executive Vice President, General
                                             Counsel and Director

Danny Kellum                    46         Executive Vice President - Domestic
                                           Operations and Director

Rich Dealy                      34         Vice President and Chief Accounting
                                             Officer

         Scott D. Sheffield. Mr. Sheffield is a graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President of Pioneer USA. Mr. Sheffield assumed the position of Chairman of the Board of Pioneer in August 1999. He served as a director of Pioneer USA from August 1997 until his resignation from the board in June 1999. Mr. Sheffield was the President and a director of Parker & Parsley Petroleum Company ("Parker & Parsley") from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

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

         Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of MESA Inc. ("Mesa") from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

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

       Danny Kellum. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, was elected Executive Vice President - Domestic Operations of Pioneer and Pioneer USA on May 18, 2000 and Director of Pioneer USA on February 1, 2000. From January 2000 until May 2000, Mr. Kellum served as Vice President - Domestic Operations of Pioneer and Pioneer USA. Mr. Kellum served as Vice President Permian Division of Pioneer and Pioneer USA from April 1998 until December 1999. From 1989 until 1994 he served as Spraberry District Manager and as Vice President of the Spraberry and Permian Division for Parker & Parsley until August of 1997. Mr. Kellum joined Parker & Parsley as an operations engineer in 1981 after a brief career with Mobil Oil Corporation.

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

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is performed by Pioneer USA, the managing general partner. Under the partnership agreement, Pioneer USA pays 8% of the Partnership's acquisition, drilling and completion costs and 20% of its operating and general and administrative expenses. In return, Pioneer USA is allocated 20% of the Partnership's revenues.

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

See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner by the Partnership.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA and EMPL respectively own 80% and 20% of the general partners' interests in the Partnership. Pioneer USA owned 676 limited partner interests at January 1, 2001.

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

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner during the years ended December 31:

                                                        2000         1999         1998
                                                     ---------    ---------    ---------

    Payment of lease operating and supervision
      charges in accordance with standard
      industry operating agreements                  $ 407,783    $ 397,884    $ 370,984

    Reimbursement of general and administrative
      expenses                                       $  57,891    $  35,297    $  27,308

Under the limited partnership agreement, the general partners, Pioneer USA and EMPL, together pay 10% of the Partnership's acquisition, drilling and completion costs and 25% of its operating and general and administrative expenses. In return, they are allocated 25% of the Partnership's revenues. Twenty percent of the general partners' share of costs and revenues is allocated to EMPL and the remainder is allocated to Pioneer USA. Certain former affiliates of Pioneer USA are limited partners of EMPL. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data", regarding the Partnership's participation with the managing general partner in oil and gas activities of the Partnership.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.   Financial statements

           The following are filed as part of this Report:

                Independent Auditors' Report

                Balance sheets as of December 31, 2000 and 1999

                Statements of operations for the years ended December 31, 2000,
                  1999 and 1998

                Statements of partners' capital for the years ended December 31,
                  2000, 1999 and 1998

                Statements of cash flows for the years ended December 31, 2000,
                  1999 and 1998

                Notes to financial statements

      2.   Financial statement schedules

           All  financial  statement  schedules  have  been   omitted  since the
           required  information   is  in  the  financial  statements  or  notes
           thereto, or is not applicable nor required.

(b)   Reports on Form 8-K

None.

(c)   Exhibits

      The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

                               S I G N A T U R E S

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARKER & PARSLEY 83-A, LTD.

Dated: March 23, 2001             By:     Pioneer Natural Resources USA, Inc.
                                            Managing General Partner


                                          By:     /s/ Scott D. Sheffield
                                                  ----------------------------
                                                  Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield     President of Pioneer USA               March 23, 2001
------------------------
Scott D. Sheffield


/s/ Timothy L. Dove        Executive Vice President, Chief        March 23, 2001
------------------------   Financial Officer and Director of
Timothy L. Dove            Pioneer USA


/s/ Dennis E. Fagerstone   Executive Vice President and           March 23, 2001
------------------------   Director of Pioneer USA
Dennis E. Fagerstone


/s/ Mark L. Withrow        Executive Vice President, General      March 23, 2001
------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow


/s/ Danny Kellum           Executive Vice President - Domestic    March 23, 2001
------------------------   Operations and Director of Pioneer
Danny Kellum               USA


/s/ Rich Dealy             Vice President and Chief Accounting    March 23, 2001
------------------------   Officer of Pioneer USA
Rich Dealy

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