Form 10-Q
period 2001-06-30
PARKER & PARSLEY 83-A LTD
filed 2001-08-08
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                          Commission File No. 2-81398A


                           PARKER & PARSLEY 83-A, LTD.
             (Exact name of Registrant as specified in its charter)

                           Texas                              75-1891384
        --------------------------------------------    ----------------------
              (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000...................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000..................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001..................................    5

            Statements of Cash Flows for the six months
              ended June 30, 2001 and 2000.........................    6

            Notes to Financial Statements..........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.......................   11

            Signatures.............................................   12

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)

                      ASSETS

Current assets:
     Cash                                          $    392,584    $    169,055
     Accounts receivable - oil and gas sales            229,511         279,239
                                                    -----------     -----------
          Total current assets                          622,095         448,294
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               16,902,945      16,901,194
Accumulated depletion                               (15,665,442)    (15,622,262)
                                                    -----------     -----------
          Net oil and gas properties                  1,237,503       1,278,932
                                                    -----------     -----------
                                                   $  1,859,598    $  1,727,226
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     43,464    $     33,783

Partners' capital:
  General partners                                      236,728         200,131
  Limited partners (19,505 interests)                 1,579,406       1,493,312
                                                    -----------     -----------
                                                      1,816,134       1,693,443
                                                    -----------     -----------
                                                   $  1,859,598    $  1,727,226
                                                    ===========     ===========


  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended         Six months ended
                                        June 30,                  June 30,
                                ----------------------    ----------------------
                                   2001        2000          2001         2000
                                ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                   $ 471,330    $ 447,770    $ 979,098    $ 864,836
  Interest                          2,904        2,956        6,256        5,424
                                 --------     --------     --------     --------
                                  474,234      450,726      985,354      870,260
                                 --------     --------     --------     --------
Costs and expenses:
  Oil and gas production          239,495      226,945      471,641      443,276
  General and administrative       14,392       14,886       33,115       27,789
  Depletion                        22,631       18,632       43,180       40,238
                                 --------     --------     --------     --------
                                  276,518      260,463      547,936      511,303
                                 --------     --------     --------     --------
Net income                      $ 197,716    $ 190,263    $ 437,418    $ 358,957
                                 ========     ========     ========     ========
Allocation of net income:
  General partners              $  52,896    $  50,724    $ 116,436    $  96,236
                                 ========     ========     ========     ========
  Limited partners              $ 144,820    $ 139,539    $ 320,982    $ 262,721
                                 ========     ========     ========     ========
Net income per limited
  partnership interest          $    7.43    $    7.15    $   16.46    $   13.47
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General      Limited
                                        partners     partners       Total
                                       ----------   ----------   ----------


Balance at January 1, 2001             $  200,131   $1,493,312   $1,693,443

   Distributions                          (79,839)    (234,888)    (314,727)

   Net income                             116,436      320,982      437,418
                                        ---------    ---------    ---------

Balance at June 30, 2001               $  236,728   $1,579,406   $1,816,134
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
  Net income                                          $  437,418     $  358,957
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          43,180         40,238
  Changes in assets and liabilities:
     Accounts receivable                                  49,728        (33,517)
     Accounts payable                                      9,681         16,525
                                                       ---------      ---------
        Net cash provided by operating activities        540,007        382,203
                                                       ---------      ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                     (1,751)        (7,921)

Cash flows used in financing activities:
  Cash distributions to partners                        (314,727)      (373,589)
                                                       ---------      ---------
Net increase in cash                                     223,529            693
Cash at beginning of period                              169,055        143,823
                                                       ---------      ---------
Cash at end of period                                 $  392,584     $  144,516
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 13% to $979,098 for the six months ended June 30, 2001 as compared to $864,836 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 20,863 barrels of oil, 8,678 barrels of natural gas liquids ("NGLs") and 52,495 mcf of gas were sold, or 38,290 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 21,455 barrels of oil, 11,696 barrels of NGLs and 46,838 mcf of gas were sold, or 40,957 BOEs.

The average price received per barrel of oil increased slightly from $27.55 for the six months ended June 30, 2000 to $27.56 for the same period in 2001. The average price received per barrel of NGLs increased $2.36, or 17%, from $14.30 during the six months ended June 30, 2000 to $16.66 for the same period in 2001. The average price received per mcf of gas increased 118% from $2.27 during the six months ended June 30, 2000 to $4.95 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $547,936 for the six months ended June 30, 2001 as compared to $511,303 for the same period in 2000, an increase of $36,633, or 7%. This increase was due to higher production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $471,641 for the six months ended June 30, 2001 and $443,276 for the same period in 2000 resulting in a $28,365 increase, or 6%. The increase was the primarily due to additional well maintenance costs incurred to stimulate well production and higher production taxes associated with higher oil and gas prices, offset by a decline in workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 19% from $27,789 for the six months ended June 30, 2000 to $33,115 for the same period in 2001, primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $43,180 for the six months ended June 30, 2001 as compared to $40,238 for the same period in 2000, an increase of $2,942, or 7%. This increase was primarily due to a decline in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decrease in oil production of 592 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 5% to $471,330 for the three months ended June 30, 2001 as compared to $447,770 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decrease in production and lower average prices received for oil. For the three months ended June 30, 2001, 10,695 barrels of oil, 5,002 barrels of NGLs and 26,788 mcf of gas were sold, or 20,162 BOEs. For the three months ended June 30, 2000, 10,617 barrels of oil, 6,110 barrels of NGLs and 23,850 mcf of gas were sold, or 20,702 BOEs.

The average price received per barrel of oil decreased $.58, or 2%, from $27.66 for the three months ended June 30, 2000 to $27.08 for the same period in 2001. The average price received per barrel of NGLs increased $.48, or 3%, from $14.40 during the three months ended June 30, 2000 to $14.88 for the same period in 2001. The average price received per mcf of gas increased 44% to $4.00 for the three months ended June 30, 2001 from $2.77 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $276,518 for the three months ended June 30, 2001 as compared to $260,463 for the same period in 2000, an increase of $16,055, or 6%. This increase was due to higher production costs and depletion, offset by a decline in G&A.

Production costs were $239,495 for the three months ended June 30, 2001 and $226,945 for the same period in 2000 resulting in a $12,550 increase, or 6%. This increase was primarily due to additional well maintenance expense incurred to stimulate well production, offset by a decline in workover expenses.

During this period, G&A decreased 3% from $14,886 for the three months ended June 30, 2000 to $14,392 for the same period in 2001, primarily due to lower audit and tax expenses.

Depletion was $22,631 for the three months ended June 30, 2001 as compared to $18,632 for the same period in 2000, an increase of $3,999, or 21%. This increase was primarily due to a decline in proved reserves during the period ended June 30, 2001 due to lower commodity prices and an increase in oil production of 78 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $157,804 during the six months ended June 30, 2001 from the same period in 2000. This increase was due to an increase of $115,094 in oil and gas sales receipts and a reduction of $76,401 in working capital, offset by increases in production costs of $28,365 and G&A expenses of $5,326. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional
$152,860 to oil and gas receipts, offset by $37,766 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased production taxes associated with higher oil and gas prices, offset by a decline in workover expenses. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's investment activities during the six months ended June 30, 2001 and 2000 were related to expenditures for equipment upgrades on active oil and gas properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $314,727, of which $79,839 was distributed to the general partners and $234,888 to the limited partners. For the six months ended June 30, 2000, cash distributions to the partners were $373,589, of which $90,377 was distributed to the general partners and $283,212 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                          PARKER & PARSLEY 83-A, LTD.

                                     By:  Pioneer Natural Resources USA, Inc.
                                           Managing General Partner




Dated:  August 8, 2001               By:    /s/ Rich Dealy
                                          ------------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer