Form 10-Q
period 2001-09-30
PARKER & PARSLEY 83-A LTD
filed 2001-11-08
CIK 743456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001



                          Commission File No. 2-81398A


                           PARKER & PARSLEY 83-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                    Texas                                     75-1891384
   --------------------------------------------         ----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)

5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 83-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000...............    4

            Statement of Partners' capital for the nine months
              ended September 30, 2001...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   11

            Signatures...............................................   12

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information


Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $    357,718    $    169,055
  Accounts receivable - oil and gas sales               155,762         279,239
                                                    -----------     -----------
        Total current assets                            513,480         448,294
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               16,907,175      16,901,194
Accumulated depletion                               (15,688,107)    (15,622,262)
                                                    -----------     -----------
        Net oil and gas properties                    1,219,068       1,278,932
                                                    -----------     -----------
                                                   $  1,732,548    $  1,727,226
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $     67,956    $     33,783

Partners' capital:
  General partners                                      201,848         200,131
  Limited partners (19,505 interests)                 1,462,744       1,493,312
                                                    -----------     -----------
                                                      1,664,592       1,693,443
                                                    -----------     -----------
                                                   $  1,732,548    $  1,727,226
                                                    ===========     ===========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended          Nine months ended
                                     September 30,               September 30,
                                ---------------------    -----------------------
                                   2001        2000          2001        2000
                                ---------   ---------    ----------   ----------
Revenues:
  Oil and gas                   $ 354,249   $ 500,331    $1,333,347   $1,365,167
  Interest                          2,499       3,991         8,755        9,415
                                 --------    --------     ---------    ---------
                                  356,748     504,322     1,342,102    1,374,582
                                 --------    --------     ---------    ---------
Costs and expenses:
  Oil and gas production          251,477     210,730       723,118      654,006
  General and administrative       10,944      17,886        44,059       45,675
  Depletion                        22,665      20,114        65,845       60,352
                                 --------    --------     ---------    ---------
                                  285,086     248,730       833,022      760,033
                                 --------    --------     ---------    ---------
Net income                      $  71,662   $ 255,592    $  509,080   $  614,549
                                 ========    ========     =========    =========
Allocation of net income:
  General partners              $  21,385   $  67,634    $  137,821   $  163,870
                                 ========    ========     =========    =========

  Limited partners              $  50,277   $ 187,958    $  371,259   $  450,679
                                 ========    ========     =========    =========
Net income per limited
  partnership interest          $    2.57   $    9.64    $    19.03   $    23.11
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        General       Limited
                                        partners      partners        Total
                                       ----------    ----------    ----------


Balance at January 1, 2001             $  200,131    $1,493,312    $1,693,443

    Distributions                        (136,104)     (401,827)     (537,931)

    Net income                            137,821       371,259       509,080
                                        ---------     ---------     ---------

Balance at September 30, 2001          $  201,848    $1,462,744    $1,664,592
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  509,080    $  614,549
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         65,845        60,352
   Changes in assets and liabilities:
         Accounts receivable                              123,477       (35,612)
         Accounts payable                                  34,173        26,005
                                                        ---------     ---------
          Net cash provided by operating activities       732,575       665,294
                                                        ---------     ---------
Cash flows used in investing activities:
   Additions to oil and gas properties                     (5,981)       (5,992)

Cash flows used in financing activities:
   Cash distributions to partners                        (537,931)     (616,726)
                                                        ---------     ---------
Net increase in cash                                      188,663        42,576
Cash at beginning of period                               169,055       143,823
                                                        ---------     ---------
Cash at end of period                                  $  357,718    $  186,399
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

                           PARKER & PARSLEY 83-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 83-A, Ltd. (the "Partnership") is a limited partnership organized in 1983 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $3,660,109 of which $2,697,724 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 2% to $1,333,347 for the nine months ended September 30, 2001 as compared to $1,365,167 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and a decline in production, offset by higher average prices received for gas and natural gas liquids ("NGLs"). For the nine months ended September 30, 2001, 30,872 barrels of oil, 13,264 barrels of NGLs and 72,161 mcf of gas were sold, or 56,163 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 31,864 barrels of oil, 17,938 barrels of NGLs and 73,083 mcf of gas were sold, or 61,983 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.36, or 5%, from $28.54 for the nine months ended September 30, 2000 to $27.18 for the same period in 2001. The average price received per barrel of NGLs increased slightly from $14.67 during the nine months ended September 30, 2000 to $14.72 for the same period in 2001. The average price received per mcf of gas increased 57% from $2.64 for the nine months ended September 30, 2000 to $4.15 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $833,022 for the nine months ended September 30, 2001 as compared to $760,033 for the same period in 2000, an increase of $72,989, or 10%. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $723,118 for the nine months ended September 30, 2001 and $654,006 for the same period in 2000 resulting in a $69,112 increase, or 11%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes, offset by less workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 4% from $45,675 for the nine months ended September 30, 2000 to $44,059 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $65,845 for the nine months ended September 30, 2001 as compared to $60,352 for the same period in 2000, an increase of $5,493, or 9%. This increase was attributable to a decrease in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 992 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 29% to $354,249 for the three months ended September 30, 2001 as compared to $500,331 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 10,009 barrels of oil, 4,586 barrels of NGLs and 19,666 mcf of gas were sold, or 17,873 BOEs. For the three months ended September 30, 2000, 10,409 barrels of oil, 6,242 barrels of NGLs and 26,245 mcf of gas were sold, or 21,025 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.19, or 14%, from $30.57 for the three months ended September 30, 2000 to $26.38 for the same period in 2001. The average price received per barrel of NGLs decreased $4.32, or 28%, from $15.38 during the three months ended September 30, 2000 to $11.06 for the same period in 2001. The average price received per mcf of gas decreased 39% from $3.28 for the three months ended September 30, 2000 to $2.01 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $285,086 for the three months ended September 30, 2001 as compared to $248,730 for the same period in 2000, an increase of $36,356, or 15%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A.

Production costs were $251,477 for the three months ended September 30, 2001 and $210,730 for the same period in 2000 resulting in a $40,747 increase, or 19%. This increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes, offset by a decline in production taxes and workover costs.

During this period, G&A decreased 39% from $17,886 for the three months ended September 30, 2000 to $10,944 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $22,665 for the three months ended September 30, 2001 as compared to $20,114 for the same period in 2000, representing an increase of $2,551, or 13%. This increase was attributable to a decline in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decrease in oil production of 400 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $67,281 during the nine months ended September 30, 2001 compared to the same period in 2000. This increase was due to a decline of $167,257 in working capital and $1,616 in G&A expenses, offset by an increase in production costs of $69,112 and a reduction in oil and gas receipts of $32,480. The decrease in oil and gas receipts resulted from the decline in oil commodity prices of $43,357 and the decline in production of $99,584 during 2001 as compared to the same period in 2000, offset by higher gas and NGL commodity prices of $110,461. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production and increased ad valorem taxes, offset by less workover expenses. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investment activities during the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $537,931, of which $136,104 was distributed to the general partners and $401,827 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $616,726, of which $157,253 was distributed to the general partners and $459,473 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was

September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 83-A, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 8, 2001           By:     /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer